Form 10-Q
period 1995-03-31
VESTRO NATURAL FOODS INC /DE/
filed 1995-05-12
CIK 80418

                                    FORM 10Q
                                    --------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter ended          March 31, 1995
                      ------------------------------------------
Commission file number               0-2246
                       -----------------------------------------

                            VESTRO NATURAL FOODS INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                 11-1676942
- ------------------------------------------  ------------------------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)              Identification Number)


                1065 East Walnut Street, Carson, California 90746
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


                                 (310) 886-8200
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                               --------       -------

As of May 1, 1995, 5,950,588 shares of the Registrant's Common Stock, par value $.01 were issued and outstanding.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS

                                                    March 31,      December 31,
                                                       1995             1994
                                                   ------------     ------------

                                                   (Unaudited)

Current assets:
    Cash and cash equivalents                       $  829,000      $ 1,489,000
    Accounts receivable trade - net                  2,248,000        1,776,000
    Inventories                                      2,528,000        2,547,000
    Prepaid expenses and other                         715,000          526,000
                                                   ------------     ------------

       Total current assets                          6,320,000        6,338,000
                                                   ------------     ------------

Properties, at cost:
    Machinery and equipment                            520,000          506,000
    Leasehold improvements                               9,000            9,000
                                                   ------------     ------------
                                                       529,000          515,000
    Less accumulated depreciation                      367,000          349,000
                                                   ------------     ------------
                                                       162,000          166,000
Excess of cost over net assets of
 businesses acquired - net                           7,067,000        7,120,000

Other Assets                                           615,000          652,000
                                                   ------------     ------------


        Total assets                               $14,164,000      $14,276,000
                                                   ------------     ------------
                                                   ------------     ------------


See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    March 31,      December 31,
                                                       1995            1994
                                                   ------------     ------------

                                                   (Unaudited)
Current liabilities:
    Accounts payable                               $ 2,919,000      $ 2,972,000
    Notes Payable-current portion                      582,000          549,000
    Accrued liabilities                                592,000          644,000
                                                   ------------     ------------

    Total current liabilities                        4,093,000        4,165,000
Notes Payable                                        3,231,000        3,402,000
                                                   ------------     ------------
    Total Liabilities                                7,324,000        7,567,000

Commitments and contingencies (Note 3)
    Common stock, $.01 par value, 30,000,000
     shares authorized: 5,950,588
     shares issued and outstanding                      60,000           60,000
    Additional paid-in capital                      16,758,000       16,758,000
    Accumulated deficit                            ( 9,978,000)     (10,109,000)
                                                   ------------     ------------
                                                     6,840,000        6,709,000
                                                   ------------     ------------
Total liabilities and shareholders' equity         $14,164,000      $14,276,000
                                                   ------------     ------------
                                                   ------------     ------------

See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1995              1994
                                                   ------------    ------------
Net sales                                          $ 6,010,000      $ 5,642,000
Cost of sales                                        4,380,000        4,043,000
                                                   ------------    ------------

Gross profit                                         1,630,000        1,599,000
Selling, general and
      administrative expense                         1,436,000        1,197,000
                                                   ------------    ------------
Operating income                                       194,000          402,000
Interest & other income (expense)                      (61,000)         (60,000)
                                                   ------------    ------------

Net Income before income taxes                         133,000          342,000
Income tax provision                                     2,000            7,000
                                                   ------------    ------------
Net Income                                         $   131,000      $   335,000

Earnings per common share

      Net income                                   $       .02     $       .06
                                                   ------------    ------------


See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1995             1994
                                                   -------------   -------------
Cash flows from operating activities:
  Net income                                       $   131,000      $   335,000
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                       71,000           71,000
    Provision for doubtful accounts                      9,000            9,000
  Change in assets and liabilities,
   net of effect of business acquisitions:
    (Increase) decrease in accounts receivable        (481,000)        ( 91,000)
    (Increase) decrease in inventories                  19,000         (806,000)
    (Increase) decrease in prepaid
     expenses and other                               (190,000)         292,000
    Increase (decrease) in accounts payable           ( 53,000)         529,000
    Increase (decrease) in other accrued
     liabilities                                      ( 11,000)        (127,000)
                                                   -------------   -------------
         Total adjustments                            (636,000)        (123,000)
                                                  -------------   -------------

     Net cash provided (used) by
         operating activities                          505,000          212,000
                                                   -------------   -------------

    Cash flows from investing activities:
    Expenditures for equipment                        ( 14,000)        (  5,000)
    (Increase) in other assets                        (  3,000)           8,000
                                                   -------------   -------------

    Net cash (used) in investing activities           ( 17,000)           3,000
                                                   -------------   -------------

    Cash flows from financing activities
  Issuance of Common Stock                                -              92,000
  Dividends paid                                          -             (94,000)

  Net borrowings (payments) of
   long-term obligations                              (138,000)        (106,000)

     Net cash provided (used) by
      financing activities                            (138,000)        (108,000)
                                                  -------------   -------------
Increase (decrease) in cash                           (660,000)         107,000
Cash and cash equivalents, beginning
 of period                                           1,489,000          761,000
                                                   -------------   -------------
Cash and cash equivalents, end of period           $   829,000     $    868,000
                                                   -------------   -------------


See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1995, and the consolidated statements of operations and cash flows for the three months ended March 31, 1995 and March 31, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1995 and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the periods ended March 31, 1995 and March 31, 1994 are not necessarily indicative of the operating results for the full years.

NOTE 1.  PROVISION FOR INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109 for accounting for income taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's net income for the first quarter of 1995.

For Federal and California tax purposes, the Company has tax basis net operating loss carryforwards of $5,000,000 and $500,000, respectively, expiring through 2009. During the first quarter of 1995, the income tax provision reflects the utilization of available operating loss carryforwards in lieu of income taxes that would have been incurred. Utilization of the remaining carryforwards is dependent on future taxable income.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are based on the weighted average number of shares outstanding - 6,029,889 in 1995 and 5,886,352 in 1994. Assumed exercise of outstanding warrants and options have been considered in the computation of per share data to the extent they caused dilution.

NOTE 3.  CONTINGENCIES

Management has considered information furnished by legal counsel of the current status of all outstanding legal proceedings and the development of these matters to date. Based upon this review, it is the opinion of management that adequate provision has been made for all reasonable estimable costs and that the ultimate aggregate liability, if any, should not materially affect the consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1995 were $6,010,000 compared to $5,642,000 in the prior year's period, or an increase of 6%. The increased sales were largely attributable to the Company's introduction of its new Chocolate Chip Classics and Cookie Jar Classics during this period.

Gross profit of the Company was $1,630,000 or 27.1% of sales for the quarter ended March 31, 1995 compared to $1,599,000 or 28.3% of sales in 1994. The gross margin decrease of 1.2% was due to higher allowances to customer, primarily on product introductions during the period and increased costs of purchases from certain suppliers.

Selling, general and administrative expenses were $1,436,000 or 23.9% of sales for the quarter ended March 31, 1995 compared to $1,197,000 or 21.2% of sales in 1994. The increase was due largely to marketing and promotional expenditures to increase the visibility of the Company's products to the marketplace.

The Company had net interest and other expense of $61,000 in the current quarter compared to net interest and other expense of $60,000 in the prior year. The Company recorded $2,000 of income tax expense, representing the alternative minimum tax, in the quarter ended March 31, 1995. As a result of the above, the Company recorded net income of $335,000 or $.02 per share for the first quarter ended March 31, 1995, while in the quarter ended March 31, 1994, the Company recorded net income of $335,000, or $.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had $829,000 of cash. The Company has a line of credit with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. At March 31, 1995, the Company had $2,000,000 of borrowing capacity.

The Company has outstanding $3,813,000 of Subordinated Notes. The Subordinated Notes call for monthly principal and interest payments. During the 12 months ending December 31, 1995, the Company is obligated to pay $549,000 of principal and $295,000 of interest on these notes.

Upon the resignation of Mr. Dalfen as Chief Executive Officer, the Company reacquired 263,900 shares of its Common Stock, purchased by Mr. Dalfen in 1993. The face amount of the related note due was reduced by $340,000 for the shares reacquired.

The Company projects that cash flow from operations together with its current cash balance and the availability under its credit line should be sufficient to support its operating needs for at least the current fiscal year.


                           Part II - OTHER INFORMATION


None.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VESTRO NATURAL FOODS INC.




Date:   May 12, 1995                    By:/s/ B. Allen Lay
     -------------------------             ----------------------------
                                           B. Allen Lay
                                           President and Chief Executive
                                           Officer




Date:   May 12, 1995                    By:/s/ Stephen Schorr
     -------------------------             -------------------------
                                           Stephen I. Schorr
                                           Vice President, Finance