Form 10-Q
period 1995-06-30
VESTRO NATURAL FOODS INC /DE/
filed 1995-08-14
CIK 80418

                            FORM 10Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter ended             June 30, 1995
                      ____________________________________
Commission file number               0-2246
                       ___________________________________

                    VESTRO NATURAL FOODS INC.
     ______________________________________________________
     (Exact name of Registrant as specified in its charter)


         Delaware                               11-1676942
_______________________________           _____________________
(State or other jurisdiction of              (IRS Employer
incorporation or organization)            Identification Number)


       1065 East Walnut Street, Carson, California 90746
_________________________________________________________
(Address of principal executive offices)      (Zip code)


                         (310) 886-8200
                 _______________________________
                 (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                        _____         ______

As of August 1, 1995, 5,950,588 shares of the Registrant's Common
Stock, par value $.01 were issued and outstanding.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET

                                  ASSETS

                                                June 30,    December 31,
                                                  1995         1994
                                              -----------   -----------
                                              (Unaudited)
Current assets:
    Cash and cash equivalents                 $   710,000   $ 1,489,000
    Accounts receivable trade - net             2,076,000     1,776,000
    Inventories                                 2,699,000     2,547,000
    Prepaid expenses and other                    678,000       526,000
                                              -----------   -----------
       Total current assets                     6,163,000     6,338,000
                                              -----------   -----------
Properties, at cost:
    Machinery and equipment                       549,000       506,000
    Leasehold improvements                         12,000         9,000
                                              -----------   -----------
                                                  561,000       515,000
    Less accumulated depreciation                 384,000       349,000
                                              -----------   -----------
                                                  177,000       166,000
Excess of cost over net assets of
 businesses acquired - net                      7,014,000     7,120,000

Other assets                                      613,000       652,000
                                              -----------   -----------
        Total assets                          $13,967,000   $14,276,000
                                              -----------   -----------


See accompanying notes to consolidated financial statements.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,      December 31,
                                                  1995            1994
                                              -----------     -----------
                                              (Unaudited)
Current liabilities:
    Accounts payable                          $ 2,801,000     $ 2,972,000
    Notes Payable-current portion                 615,000         549,000
    Accrued liabilities                           532,000         644,000
                                              -----------     -----------
    Total current liabilities                   3,948,000       4,165,000
Notes Payable                                   3,061,000       3,402,000
                                              -----------     -----------
     Total liabilities                          7,009,000       7,567,000

Commitments and contingencies (Note 3)

    Common stock, $.01 par value, 30,000,000
     shares authorized: 5,950,588
     shares issued and outstanding                 60,000          60,000
    Additional paid-in capital                 16,758,000      16,758,000
    Accumulated deficit                        (9,860,000)    (10,109,000)
                                              -----------     -----------
                                                6,958,000       6,709,000
                                              -----------     -----------
Total liabilities and shareholders' equity    $13,967,000     $14,276,000
                                              -----------     -----------


See accompanying notes to consolidated financial statements.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)


                                                  Three Months Ended
                                                       June 30,
                                                 --------------------
                                                  1995         1994
                                              -----------   ----------
Net sales                                     $6,261,000   $6,124,000
Cost of sales                                  4,541,000    4,355,000
                                              ----------   ----------
Gross profit                                   1,720,000    1,769,000
Selling, general and
      administrative expense                   1,620,000    1,314,000
                                              ----------   ----------
Operating income                                 100,000      455,000

Interest & other income                           20,000      119,000
                                              ----------   ----------
Net income before income taxes                   120,000      574,000

Income tax provision                               2,000       11,000
                                              ----------   ----------
Net income                                    $  118,000   $  563,000

EARNINGS PER COMMON SHARE

     Net income                               $      .02   $      .09
                                              ----------   ----------


See accompanying notes to consolidated financial statements.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                                   Six Months Ended
                                                        June 30,
                                              --------------------------
                                                 1995           1994
                                              -----------    -----------
Net sales                                     $12,271,000    $11,766,000
Cost of sales                                   8,921,000      8,398,000
                                              -----------    -----------
Gross profit                                    3,350,000      3,368,000
Selling, general and
     administrative expense                     3,056,000      2,511,000
                                              -----------    -----------
Operating income                                  294,000        857,000

Interest & other income (expense)                 (41,000)        59,000
                                              -----------    -----------
Income before income taxes                        253,000        916,000

Income tax provision                                4,000         18,000
                                              -----------    -----------
Net income                                    $   249,000    $   898,000


EARNINGS PER COMMON SHARE

Net income                                    $       .04    $       .15
                                              -----------    -----------


See accompanying notes to consolidated financial statements.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                        1995           1994
                                                     ----------     ----------
Cash flows from operating activities:

  Net income                                         $  249,000     $  898,000
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                       141,000        142,000
    Provision for doubtful accounts                      18,000         18,000
  Change in assets and liabilities,
   net of effect of business acquisitions:
    (Increase) decrease in accounts receivable         (318,000)      (424,000)
    (Increase) decrease in inventories                 (152,000)      (319,000)
    (Increase) decrease in prepaid
     expenses and other                                (236,000)        26,000
    Increase (decrease) in accounts payable            (171,000)       425,000
    Increase (decrease) in other accrued
     liabilities                                       (112,000)      (271,000)
                                                     ----------     ----------
         Total adjustments                             (830,000)      (403,000)
                                                     ----------     ----------
     Net cash provided (used) by
         operating activities                          (581,000)       495,000
                                                     ----------     ----------

    Cash flows from investing activities:
    Expenditures for equipment                          (46,000)       (12,000)
    Deferred proceeds from sale of net assets            84,000        213,000
    (Increase) in other assets                           39,000        (28,000)
                                                     ----------     ----------
    Net cash (used) in investing activities              77,000        173,000
                                                     ----------     ----------
    Cash flows from financing activities
  Issuance of Common Stock                               -             131,000
  Dividends paid                                         -             (94,000)
  Net borrowings (payments) of
   long-term obligations                               (275,000)      (211,000)
                                                     ----------     ----------
     Net cash provided (used) by
      financing activities                             (275,000)      (174,000)
                                                     ----------     ----------
Increase (decrease) in cash                            (779,000)       494,000
Cash and cash equivalents, beginning
 of period                                            1,489,000        761,000
                                                     ----------     ----------
Cash and cash equivalents, end of period             $  710,000     $1,255,000
                                                     ----------     ----------


See accompanying notes to consolidated financial statements.

           VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1995, and the consolidated statements of operations and cash flows for the three months and six months ended June 30, 1995 and June 30, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1995 and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the periods ended June 30, 1995 and June 30, 1994 are not necessarily indicative of the operating results for the full years.

NOTE 1.  PROVISION FOR INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109 for accounting for income taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's net income for the first quarter of 1995.

For Federal and California tax purposes, the Company has tax basis net operating loss carryforwards of $4,900,000 and $300,000, respectively, expiring through 2009. During the three months and six months ended June 30, 1995, the income tax provision reflects the utilization of available operating loss carryforwards in lieu of income taxes that would have been incurred. Utilization of the remaining carryforwards is dependent on future taxable income.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are based on the weighted average number of shares outstanding -

     For the three months ended June 30, 1994     6,426,755
     For the six months ended June 30, 1994       6,159,400
     For the three months ended June 30, 1995     6,051,823
     For the six months ended June 30, 1995       6,040,856

Assumed exercise of outstanding options have been considered in the computation of per share data to the extent they caused dilution.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995

Net sales for the quarter ended June 30, 1995 were $6,261,000 compared to $6,124,000 in the prior year's period, or an increase of 2%. The increased sales were largely attributable to the Company's introduction of its Chocolate Chip Classics and Cookie Jar Classics Cookies earlier in this year.

Gross profit of the Company was $1,720,000 or 27.5% of sales for the quarter ended June 30, 1995 compared to $1,769,000 or 28.9% of sales in 1994. The gross margin decrease of 1.4% was due to higher allowances to customers, primarily on new products and increased costs of purchases from certain suppliers.

Selling, general and administrative expenses were $1,620,000 or 25.9% of sales for the quarter ended June 30, 1995 compared to $1,314,000 or 21.5% of sales in 1994. The increase was due largely to marketing and promotional expenditures to increase the visibility of the Company's products to the marketplace.

The Company had net interest and other income of $20,000 in the current quarter compared to $119,000 in the prior year. The Company recognized $83,000 of income upon the collection of the final payment on a note receivable from the purchase of the Company's fine baked goods operation in the current period. During the second quarter of 1994, $167,000 of income was realized from the adjustment of the valuation reserve against that receivable. The Company recorded $2,000 of income tax expense, representing the alternative minimum tax, in the quarter ended June 30, 1995.

As a result of the above, the Company recorded net income of $118,000 or $.02 per share for the quarter ended June 30, 1995, while in the quarter ended June 30, 1994, the Company recorded net income of $563,000, or $.09 per share.

SIX MONTHS ENDED JUNE 30, 1995

Net sales for the six months ended June 30, 1995 were $12,271,000 compared to $11,766,000 in the prior year's period, or an increase of 4%. The increased sales were largely attributable to the Company's introduction of its Chocolate Chip Classics and Cookie Jar Classics Cookies during this period.

Gross profit of the Company was $3,350,000 or 27.3% of sales for the six months ended June 30, 1995 compared to $3,368,000 or 28.6% of sales in 1994. The gross margin decrease of 1.3% was due to higher allowances to customers, primarily on product introductions during the period and increased costs of purchases from certain suppliers.

Selling, general and administrative expenses were $3,056,000 or 24.9% of sales for the six months ended June 30, 1995 compared to $2,511,000 or 21.3% of sales in 1994. The increase was due largely to marketing and promotional expenditures to increase the visibility of the Company's products to the marketplace.

The Company had net interest and other expense of $41,000 in the current period compared to net interest and other income of $58,000 in the prior year. The Company recorded $4,000 of income tax expense, representing the alternative minimum tax, in the six months ended June 30, 1995.

As a result of the above, the Company recorded net income of $249,000 or $.04 per share for the six months ended June 30, 1995, while in the six months ended June 30, 1994, the Company recorded net income of $898,000, or $.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company had $710,000 of cash. The Company has a line of credit with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. At June 30, 1995, the Company had $2,000,000 of borrowing capacity.

The Company has outstanding $3,676,000 of Subordinated Notes. The Subordinated Notes call for monthly principal and interest payments. During the 12 months ending December 31, 1995, the Company is obligated to pay $549,000 of principal and $295,000 of interest on these notes.

During the second quarter of 1995, the Company received the final deferred payment of $166,000 for the purchase of the Company's former fine baked products operation.

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




                                    VESTRO NATURAL FOODS INC.



Date:   August 11, 1995             By: /s/B. Allen Lay
      ______________________            ____________________________
                                        B. Allen Lay
                                        President and Chief Executive
                                        Officer




Date:   August 11, 1995             By: /s/Stephen Schorr
      ______________________            ____________________________

                                        Stephen I. Schorr
                                        Vice President, Finance