Form 10-Q
period 1995-09-30
VESTRO NATURAL FOODS INC /DE/
filed 1995-11-13
CIK 80418

                               FORM 10Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the Quarter ended             SEPTEMBER 30, 1995
                     ------------------------------------------
Commission file number                 0-2246
                     ------------------------------------------

                       VESTRO NATURAL FOODS INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


           DELAWARE                              11-1676942
-------------------------------            ----------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)             Identification Number)


       1065 EAST WALNUT STREET, CARSON, CALIFORNIA 90746
------------------------------------------------------------
(Address of principal executive offices)          (Zip code)


                            (310) 886-8200
                    -------------------------------
                    (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X        No
                          -------        ------

As of October 1, 1995, 5,950,588 shares of the Registrant's
Common Stock, par value $.01 were issued and outstanding.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET

                                  ASSETS

                                              September 30,     December 31,
                                                  1995              1994
                                              -------------     ------------
                                               (Unaudited)
Current assets:
    Cash and cash equivalents                 $    15,000        $ 1,489,000
    Accounts receivable trade - net             2,474,000          1,776,000
    Inventories                                 2,712,000          2,547,000
    Prepaid expenses and other                    881,000            526,000
                                              -------------      -----------
       Total current assets                     6,082,000          6,338,000
                                              -----------        -----------
Properties, at cost:
    Machinery and equipment                       556,000            506,000
    Leasehold improvements                         12,000              9,000
                                              -----------        -----------
                                                  568,000            515,000
    Less accumulated depreciation                 406,000            349,000
                                              -----------        -----------
                                                  162,000            166,000
Excess of cost over net assets of
 businesses acquired - net                      6,961,000          7,120,000

Other assets                                      574,000            652,000
                                              -----------        -----------
        Total assets                          $13,779,000        $14,276,000
                                              -----------        -----------


See accompanying notes to consolidated financial statements.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                              September 30,     December 31,
                                                  1995              1994
                                              -------------     ------------
                                               (Unaudited)
Current liabilities:
    Accounts payable                          $ 2,631,000        $ 2,972,000
    Notes Payable-current portion                 644,000            549,000
    Accrued liabilities                           493,000            644,000
                                              -----------        -----------
    Total current liabilities                   3,768,000          4,165,000
Notes Payable                                   2,895,000          3,402,000
                                              -----------        -----------
    Total liabilities                           6,663,000          7,567,000


Commitments and contingencies (Note 3)


    Common stock, $.01 par value, 30,000,000
     shares authorized: 5,950,588
     shares issued and outstanding                 60,000             60,000
    Additional paid-in capital                 16,758,000         16,758,000
    Accumulated deficit                        (9,702,000)       (10,109,000)
                                              -----------        -----------
                                                7,116,000          6,709,000
                                              -----------        -----------
Total liabilities and shareholders' equity    $13,779,000        $14,276,000
                                              -----------        -----------

See accompanying notes to consolidated financial statements.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)



                                                    Three Months Ended
                                                       September 30,
                                             --------------------------------
                                                 1995                 1994
                                             ------------         -----------
Net sales                                     $ 6,231,000         $ 5,113,000

Cost of sales                                   4,421,000           3,668,000
                                             ------------         -----------
Gross profit                                    1,810,000           1,445,000

Selling, general and
      administrative expense                    1,594,000           1,301,000
                                             ------------         -----------
Operating income                                  216,000             144,000

Interest & other income  (expense)                (58,000)            (30,000)
                                             ------------         -----------
Net income before income taxes                    158,000             114,000

Income tax provision                                                    1,000
                                             ------------         -----------
Net income                                    $   158,000         $   113,000

EARNINGS PER COMMON SHARE
     Net income                               $       .03         $       .02
                                             ------------         -----------

See accompanying notes to consolidated financial statements.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)



                                                     Nine Months Ended
                                                        September 30,
                                             --------------------------------
                                                 1995                 1994
                                             ------------         -----------
Net sales                                     $18,502,000         $16,879,000

Cost of sales                                  13,342,000          12,066,000
                                             ------------         -----------
Gross profit                                    5,160,000           4,813,000

Selling, general and
     administrative expense                     4,650,000           3,812,000
                                             ------------         -----------
Operating income                                  510,000           1,001,000

Interest & other income (expense)                 (99,000)             29,000
                                             ------------         -----------
Income before income taxes                        411,000           1,030,000

Income tax provision                                4,000              19,000
                                             ------------         -----------
Net income                                    $   407,000         $ 1,011,000


EARNINGS PER COMMON SHARE
Net income                                    $       .07         $       .17
                                             ------------         -----------


See accompanying notes to consolidated financial statements.

                VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)


                                                   Nine Months Ended
                                                     September 30,
                                              --------------------------
                                                  1995         1994
                                              ------------  -----------
Cash flows from operating activities:

  Net income                                   $  407,000    $1,011,000
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                 216,000       216,000
    Provision for doubtful accounts                27,000        27,000
  Change in assets and liabilities,
   net of effect of business acquisitions:
    (Increase) decrease in accounts receivable   (725,000)     (338,000)
    (Increase) decrease in inventories           (165,000)      (30,000)
    (Increase) decrease in prepaid               (439,000)      (51,000)
     expenses and other                          (341,000)      504,000
    Increase (decrease) in accounts payable      (110,000)     (574,000)
    Increase (decrease) in other accrued
     liabilities
                                               -----------  ------------
       Total adjustments                       (1,537,000)     (246,000)
                                               -----------  ------------
     Net cash provided (used) by
         operating activities                  (1,130,000)      765,000
                                               -----------  ------------
Cash flows from investing activities:             (53,000)      (29,000)
    Expenditures for equipment                     84,000       213,000
    Deferred proceeds from sale of net assets      37,000      (101,000)
    (Increase) in other assets
                                               -----------  ------------
    Net cash (used) in investing activities        68,000        83,000
                                               -----------  ------------
Cash flows from financing activities
  Issuance of Common Stock                          --          167,000
  Dividends paid                                    --         ( 94,000)
  Net borrowings (payments) of
   long-term obligations                         (412,000)     (316,000)
                                               -----------  ------------
Net cash provided (used) by
  financing activities                          (412,000)      (243,000)
                                               -----------  ------------
Increase (decrease) in cash                    (1,474,000)      605,000
Cash and cash equivalents, beginning
 of period                                      1,489,000       761,000
                                               -----------  ------------
Cash and cash equivalents, end of period       $   15,000    $1,366,000
                                               -----------  ------------

See accompanying notes to consolidated financial statements.

           VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1995, and the consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1995 and September 30, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1995 and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the periods ended September 30, 1995 and September 30, 1994 are not necessarily indicative of the operating results for the full years.

NOTE 1.  PROVISION FOR INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109 for accounting for income taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's net income for the first quarter of 1995.

For Federal and California tax purposes, the Company has tax basis net operating loss carryforwards of $5,200,000 and $600,000, respectively, expiring through 2009. During the three months and nine months ended September 30, 1995 and September 30, 1994, the income tax provision reflects the utilization of available operating loss carryforwards in lieu of income taxes that would have been incurred. Utilization of the remaining carryforwards is dependent on future taxable income.

NOTE 2.  EARNINGS PER SHARE

Earnings per share amounts are based on the weighted average number of shares outstanding -


     For the three months ended September 30, 1994     6,389,830
     For the six months ended September 30, 1994       6,236,210
     For the three months ended September 30, 1995     6,129,823
     For the six months ended September 30, 1995       6,070,528


Assumed exercise of outstanding options have been considered in the computation of per share data to the extent they would cause dilution.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the quarter ended September 30, 1995 were $6,231,000 compared to $5,113,000 in the prior year's period or an increase of 22%. The increased sales were largely attributable to the Company's introduction of its Chocolate Chip Classics and Cookie Jar Classics Cookies earlier in this year and an increase in non-dairy beverage sales.

Gross profit of the Company was $1,810,000 or 29.0% of sales for the quarter ended September 30, 1995 compared to $1,445,000 or 28.3% of sales in 1994. The gross margin increase of .7% was due to a reduced level of off-invoice allowances to customers offset somewhat by increased costs of purchases from certain suppliers.

Selling, general and administrative expenses were $1,594,000 or 25.6% of sales for the quarter ended September 30, 1995 compared to $1,301,000 or 25.4% of sales in 1994. The increase was due largely to marketing and promotional expenditures to increase the visibility of the Company's products to the marketplace. These expenditures included point of purchase promotions and advertising in healthy lifestyle magazines.

The Company had net interest and other expense of $58,000 in the current quarter compared to $30,000 in the prior year.

As a result of the above, the Company recorded net income of $158,000 or $.03 per share for the quarter ended September 30, 1995, while in the quarter ended September 30, 1994, the Company recorded net income of $113,000, or $.02 per share.

NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the nine months ended September 30, 1995 were $18,502,000 compared to $16,879,000 in the prior year's period or an increase of 10%. The increased sales were largely attributable to the Company's introduction of its Chocolate Chip Classics and Cookie Jar Classics Cookies during this period and an improvement in non-dairy beverage sales.

Gross profit of the Company was $5,160,000 or 27.9% of sales for the nine months ended September 30, 1995 compared to $4,813,000 or 28.5% of sales in 1994. The gross margin decrease of .6% was due to higher allowances to customers, primarily on product introductions during the year, and increased costs of purchases from certain suppliers.

Selling, general and administrative expenses were $4,650,000 or 25.1% of sales for the nine months ended September 30, 1995 compared to $3,812,000 or 22.6% of sales in 1994. The increase was due largely to marketing and promotional expenditures to increase the visibility of the Company's products to the marketplace. These expenditures included point of purchase promotions and extensive advertising in healthy lifestyle magazines.

The Company had net interest and other expense of $99,000 in the current period compared to net interest and other income of $29,000 in the prior year. The Company recorded $4,000 of income tax expense, representing the alternative minimum tax, in the nine months ended September 30, 1995.

As a result of the above, the Company recorded net income of $407,000 or $.07 per share for the nine months ended September 30, 1995, while in the nine months ended September 30, 1994, the Company recorded net income of $1,011,000, or $.17 per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had $15,000 of cash. The Company has a line of credit with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. At September 30, 1995, the Company had $2,500,000 of borrowing capacity.

The Company has $3,539,000 of Subordinated Notes outstanding. The Subordinated Notes call for monthly principal and interest payments. During the twelve months ending September 30, 1996, the Company is obligated to pay $904,000 of principal and interest on these notes.

During the third quarter of 1995, the Company utilized $695,000 of cash. This was largely a function of a substantial increase in accounts receivable combined with a reduction in accounts payable and increased investment in inventory and related supplies.

The Company projects that cash flow from operations together with its current cash balance and the availability under its credit line should be sufficient to support its operating needs for the foreseeable future.

                      Part II - OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) At the Annual Meeting of Shareholders held on July 26, 1995 the shareholders elected eight directors to serve until the next Annual Meeting - Robert J. Cresci, Allan Dalfen, Anthony Harnett, B. Allen Lay, Jay J. Miller, Stephen Monticelli, Henry W. Poett III and Donald R. Stroben. Subsequent to the meeting, the Board of Directors elected Noel Perry as a Director to serve until the next Annual Meeting.

              VESTRO NATURAL FOODS INC. AND SUBSIDIARIES

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VESTRO NATURAL FOODS INC.



Date:   November 14, 1995           By: /s/ B. ALLEN LAY
     ----------------------            -----------------------
                                        B. Allen Lay
                                        President and Chief Executive
                                        Officer




Date:   November 14, 1995           By: /s/ STEPHEN SCHORR
     ----------------------            -----------------------
                                        Stephen I. Schorr
                                        Vice President, Finance