Form 10-K405
period 1995-12-31
VESTRO NATURAL FOODS INC /DE/
filed 1996-04-01
CIK 80418

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

        (Mark Only One)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        For fiscal year ended: December 31, 1995

                                OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For transition period from..............to............
                       Commission File Number 0-2246

                             VESTRO NATURAL FOODS INC.
           ----------------------------------------------------------
               (Exact name of Registrant as specified in Charter)

            Delaware                              11-1676942
- -------------------------------              --------------------
(State of Other Jurisdiction of              (IRS Employer I.D.#)
Incorporation or Organization)

                    1065 East Walnut Street, Carson, CA 90746
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number:                   (310) 886-8200
- ------------------------------               --------------------

          Securities Registered Pursuant to Section 12 (b) of the Act:
                                      NONE
          Securities Registered Pursuant to Section 12 (g) of the Act:

                          Common Stock ($.01 par value)
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 5, 1996: $4,191,826

Number of shares of Common Stock outstanding on March 5, 1996:  5,950,588.

The Exhibit Index is located on Page Number 34.

                                     Part I

Item 1.   BUSINESS

     Vestro Natural Foods Inc. ("Company") is engaged in the operation of niche or specialty food the companies and products. The Company is currently focused in the area of Natural Food Products.

     The Company, a Delaware corporation, was originally incorporated in New York on June 13, 1947 under the name of Project Fabrication Corporation. The Company assumed the name Vestro Foods Inc., adopting its present name in 1994, and began its program of acquiring specialty food companies during 1987 as a result of an equity infusion of $3,420,000 (later increased to $5,000,000) by a group of institutional investors.

     On February 5, 1988, effective January 1, 1988, Westbrae Natural Foods, Inc. ("Westbrae"), a California corporation, merged with and into a wholly owned subsidiary of the Company. Westbrae marketed soy beverages, condiments, pasta, and Japanese products. This subsidiary was the first in the Company's Natural Foods core.

     Effective September 29, 1989, the Company acquired 100% of the Common Stock of Little Bear Organic Foods, Inc. ("Little Bear") a national marketer of organic snack foods such as corn chips, salsas, popcorn, taco and tostada shells and refried beans under the trade names Little Bear and Bearitos, to the natural foods industry.

     On December 27, 1989, the Company completed a private placement of $9,575,000 of a new issue of 10% Exchangeable Convertible Preferred Stock ("10% Stock") to an investment group principally comprised of institutional investors.

     Effective December 18, 1992, substantially all of the assets of the Company's Fine Baked Products operations, Heidi's Pastry, Inc. and Jan Holzmeister Cheesecake, Ltd., were sold to HK Acquisition Corp., a subsidiary of Heritage Kitchens Specialty Foods, Inc. Heidi's was acquired in August, 1987 while Jan Holzmeister had been acquired effective May 1, 1990. See Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report. Reference is also made to Form 8-K dated December 18, 1992 which is incorporated herein by reference.

     On January 10, 1994 an Exchange Agreement was executed providing for the exchange of the Company's outstanding Series A Convertible Preferred Stock ("Series A Stock") and 10% Exchangeable Convertible Preferred Stock for 3,899,570 (after the reverse split described below) shares of the Company's Common Stock and $1,500,000 of Subordinated Notes. In addition, $2,872,000 principal amount of Subordinated Notes were issued to the holders of the Company's 10% Stock. See Management's Discussion and Analysis of Financial Condition and Results of Operation. Reference is also made to Form 8-K dated January 10, 1994 which is incorporated herein by reference.

     On January 21, 1994, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to effect a reverse split of the Company's Common Stock on the basis of one new share for each ten shares issued and outstanding.

NATURAL FOODS

     Westbrae Natural Foods, Inc. and Little Bear Organic Foods Inc. are the Company's subsidiaries operating in the Natural Foods industry.

     Westbrae markets an extensive line of natural food products, including soy and rice beverages, cookies, potato chips, pasta, condiments, tahini, ramen soups, soy sauce and rice cakes. Westbrae's products are sold nationally through specialty food distributors, which in turn sell to retail natural food stores, specialty food stores and mass market food stores. Westbrae's products are marketed under the names Westbrae Natural, WestSoy and Ci'Bella.

     Little Bear has been a leader in the natural foods industry in the use of organic products, i.e. those grown without the use of chemical fertilizers or pesticides. Little Bear's product lines consist of snack foods (blue, yellow and white corn tortilla chips, popcorn, pretzels, baked chips, corn chips, cheddar puffs, and licorice) and canned products (canned whole beans, refried beans, soups, chili, baked beans, bean dip, salsa). Little Bear's products are marketed under the trade names Little Bear and Bearitos.


     The Company believes there is significant potential in the expansion of Little Bear's organic product lines as well as new Westbrae products which are organic. Little Bear and Westbrae operate in the same marketplace and sell their products through the same distribution channels for sale nationally by natural foods, specialty food and mass market retail stores.

     In January, 1992, the Company consolidated the operations of Westbrae and Little Bear. The product lines continue to be sold under each label, but the sales, distribution and administration functions are performed by a unified operating staff.

     The Company has historically been a leader in its industry in the formulation and introduction of new products. These introductions have provided the impetus to the Company's growth.

     In September, 1989, Westbrae introduced a line of potato chips made from 100% organically grown potatoes and oil. The potato chips are now available in salted, no salt, barbecue, sour cream ranch and ripple varieties.

     In March, 1990, Westbrae introduced Westsoy Lite, a reduced fat (1%) soy beverage in three flavors, cocoa, vanilla, and plain. This product line was unique in the natural foods industry and has produced significant sales for the Company.


     In September, 1991, Westbrae introduced Westsoy Plus, a fortified (with vitamins and calcium) soy beverage in three flavors. This product line is considered unique and has experienced encouraging sales volume.

     In 1992, Westbrae and Little Bear introduced items that fit into the growing trend to "low fat" food products. Westbrae added a line of five Lite Malteds to its soy beverage offerings. Little Bear brought out baked chips (with no fat from oil) in three varieties and a Lite version of its Cheddar Puffs.

     In 1993, Westbrae and Little Bear continued their high level of product introductions with an emphasis on "fat free" and "low fat" products. Most significantly, a new soy drink, which is both lowfat and popularly priced, and a product line of eight flavors of fat free soups were introduced.

     In 1994, Westbrae introduced a rice drink as an addition to its non dairy beverage line, as well as a nonfat soy beverage. At the end of the year a line of reduced fat cookies in ten flavors was introduced. These cookies were very well received in the market place and produced over $2.5 million of net sales in their first year.

     In 1995, the Company introduced corn chips in four varieties, the first in the natural foods industry. To reinforce its commitment to lowfat and nonfat products, the Company reformulated its soups, caramel corn and baked chips to improve their taste while retaining their healthy characteristics

     Approximately 10% of Westbrae's products are currently imported through one trading company in Japan. Westbrae is subject to the risks of currency price fluctuations on these products. During certain times of the year certain items with long lead delivery times must be purchased in advance and inventoried to ensure available product at reasonable prices.

     The Company uses copackers to process products to the Company's specifications. In some product lines the Company uses only one source. In the past the Company has been able to change copackers without a significant disruption of its business. However, the loss of copacker could cause a temporary lapse in the Company's supply chain of those products resulting in reduced revenue in that product line until a replacement is found.

     Westbrae and Little Bear compete with several producers of natural food products on a national basis. The principal factors of competition are believed to be the formulation of natural and organic products and consumer confidence in the nutritional content of the ingredients. The Company believes it prices its products competitively and a well recognized and trusted name in its marketplace.

     Sales to four customers amounted to $4,860,000 (17%),  $3,674,000 (13%),
$3,170,000 (11%) and $3,016,000 (10%), respectively, of consolidated net sales in 1995. Sales are not seasonal and the Company does not normally have a material backlog.


     The Company currently employs 36 people.

     The Company owns the right to certain trademarks, tradenames, and service marks used in its business.

     The Company maintains ongoing product development programs relating to new food products which it considers important to the growth of its business.

     Operations are supervised by various federal, state and local regulatory agencies, including the U. S. Department of Agriculture, U. S. Food and Drug Administration, California Food and Agricultural Department, California Air Resources and Solid Waste Management Boards, California Industrial Relations Department, Air Pollution Control Board, Building Inspectors Office and Bureau of Weights and Measures. The Company believes that it substantially complies with pertinent environmental regulations and does not contemplate any significant expenditures for environmental control facilities in the foreseeable future.

FINE BAKED PRODUCTS

     Heidi's Pastry, Inc. and Jan Holzmeister Cheesecake, Ltd. were the subsidiaries of the Company which operated the Company's Fine Baked Products core. Heidi's and Jan Holzmeister manufactured and marketed frozen gourmet cakes sold primarily to hotels and restaurants. Effective December 18 1992, substantially all of the assets of the Fine Baked Products core were sold to an unaffiliated firm.

Item 2.    PROPERTIES

     Vestro Natural Foods Inc., Westbrae and Little Bear currently lease 9,600 square feet of office space in Carson, California. The lease for this property runs to September 30, 1997 with a short term cancellation clause. In addition, the Company currently rents 38,000 square feet of warehouse space in the same building for the storage and shipping of their inventory. The Company believes that this arrangement should be adequate to meet its needs for the foreseeable future, although it is exploring alternative facility locations. Westbrae and Little Bear also utilize public warehouses as well as the facilities of co-packers to inventory and distribute their products.

Item 3.   LEGAL PROCEEDINGS
          None.

Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          None.



                              Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market and quoted on NASDAQ under the symbol VEST. The following table sets forth high and low bid quotations (adjusted for the 1 for 10 reverse split) for the quarters commencing January 1, 1994 through December 31, 1995. These bids represent quotations between market makers without adjustments for markups or markdowns as reported by the National Quotation Bureau Inc. These prices may not represent actual transactions.

               1994                High Bid       Low Bid
          ----------------         --------       -------

          First Quarter              3-1/8         2-1/4
          Second Quarter             3-7/8         2-1/2
          Third Quarter              2-7/8         2-1/4
          Fourth Quarter             2-3/8         1-3/4



               1995                High Bid       Low Bid
          ----------------         --------       -------

          First Quarter              1-7/8         1-3/8
          Second Quarter             1-5/8         1-1/2
          Third Quarter              2-1/8         1-5/8
          Fourth Quarter             1-3/4         1-3/8


     The Company had approximately 800 holders of record of its Common Stock as of February 28, 1996.

     The Company has not paid any dividends on its Common Stock during the past two fiscal years and does not anticipate paying a dividend this fiscal year.

Item 6.   SELECTED FINANCIAL DATA


                                          1995           1994           1993           1992           1991
                                          ----           ----           ----           ----           ----
Selected statement of operations data

Net Sales                              $28,836,000    $24,892,000    $26,065,000    $36,847,000    $37,291,000
Gross Profit                            10,462,000      8,833,000      8,824,000     10,585,000     11,582,000
Earnings from                              602,000        538,000      1,535,000     (3,551,000)       410,000
 Continuing Operations

Earnings (loss) from                         $0.10          $0.09          $0.28         ($2.60)        ($0.46)
 Continuing Operations per
 Share of Common Stock

Selected Balance Sheet Data             $6,159,000     $6,338,000     $5,439,000     $6,211,000     $5,621,000
 Current Assets
 Property, Plant and
  Equipment, Net                           156,000        166,000        172,000        139,000      1,160,000
 Other Assets                            7,452,000      7,772,000      7,683,000      7,810,000     12,849,000
                                       -----------------------------------------------------------------------
TOTAL ASSETS                           $13,767,000    $14,276,000    $13,274,000    $14,160,000    $20,630,000
                                       -----------------------------------------------------------------------

Current Liabilities                     $3,691,000     $4,165,000     $2,900,000     $5,321,000     $4,693,000
Long-term obligations                    2,765,000      3,402,000              -              -      2,236,000

Shareholders' Equity                     7,311,000      6,709,000     10,374,000      8,839,000     13,699,000

Total Liabilities and                  -----------------------------------------------------------------------
 Shareholders' Equity                  $13,767,000    $14,276,000    $13,274,000    $14,160,000    $20,530,000
                                       -----------------------------------------------------------------------

No dividends were declared on the Company's Common stock during any of the above periods.

Cumulative preferred dividends of $1,048,000, for each of the years ended December 31, 1993, 1992, and 1991, not paid or declared are deducted from net income (loss) applicable to common shareholders in the period in which they are earned.

In 1992, results were affected by the sale of substantially all the assets of Heidi's Pastry, Inc. and Jan Holzmelster Cheesecake, Ltd.

Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company located elsewhere in this Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At January 1, 1994, the Company entered into a credit agreement with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. Under the terms of the agreement, the Company had $2,400,000 of borrowing capacity at December 31, 1995. At December 31, 1995 there was $100,000 of borrowing outstanding under this facility. This agreement expires on April 15, 1996. The bank has made a proposal to renew the agreement.

     The Company's Senior Subordinated Notes A, totalling $2,872,000, are payable, interest and principal, monthly through May 15, 1998. $549,000 of principal was paid in 1995 with principal payments of $675,000 due in 1996. Senior Subordinated Notes B, totalling $1,500,000, are payable, interest only, quarterly through May 15, 1998. Principal payments will then be made quarterly through November 15, 1999. Interest on both series is payable at 8% per annum. Payments of interest or principal on the Senior Subordinated Notes B are subject to a limitation that the total principal and interest paid on both series in any fiscal quarter cannot exceed 30% of net income. During 1995, the Board of Directors determined that, due to the Company's cash balances, interest on Subordinated Notes B would be paid.

     During the year 1995, the Company experienced negative cash flow of $1,297,000. In addition to the principal payments of debt, this was largely caused by increased accounts receivable and inventory levels necessary to meet the increased sales level. In addition increased inventory was required for new products introduced during the year.

     During 1995, the Company collected $167,000 of principal on the note receivable from HK Acquisition Corp. This was the final payment from the sale of the Company's Fine Baked Products operations.

     The Company anticipates that cash flow from operations together with its current cash balance and the availability under its credit line should be sufficient to support its operating needs for at least the current fiscal year.

INFLATION

     In general, the impact of inflation on the Company's operations has not been and is not expected to be significant. The Company has been able to make selected price increases which have more than offset the effects of rising costs.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994


     Net sales for the year ended December 31, 1995 were $28,840,000 an increase of 16% over net sales of $24,892,000 in the prior year. A major contribution to the increased level was the introduction of Chocolate Chip Classic and Cookie Jar Classic reduced fat cookies. These cookies, in ten flavors, accounted for over $2.5 million of net sales in 1995. The Company's nondairy beverages also experienced a significant increase of 19% over 1994.

     Gross profit of the Company was $10,462,000 or 36.3% of sales for the year ended December 31, 1995 compared to $8,833,000 or 35.5% of sales in 1994. Margins on the Company's non dairy beverages improved somewhat from 1994, offsetting increased costs of Japanese products due to the weakened dollar early in the year.

     Selling, general and administrative expenses were $9,676,000 or 33.6% of sales for the year ended December 31, 1995 compared to $8,168,000 or 32.8% of sales in 1994. The increase was due largely to marketing expenses incurred to promote the Company's products. In 1995 the Company began its first consumer magazine advertising program with placements in seven healthy lifestyle magazines. In addition, the Company sponsored a promotion in conjunction with Dr. Earl Mindell's book "The Soy Miracle." The Company provided displays to most natural food stores in the country and gave the book to consumers who purchased the Company's soy beverages.

     The Company had net interest expense of $259,000 in 1995 compared to net interest expense of $257,000 in the prior year. The Company had other income
(net) of $89,000 in 1995 compared to $148,000 in 1994. In both years, this arose largely from an adjustment to the valuation reserve recorded against the receivable from the purchaser of the Company's Fine Baked Products operations, $83,000 in 1995 and $256,000 in 1994.

     The Company recorded income tax expense of $14,000, which represents alternative minimum tax, in the year ended December 31, 1995 while there was $18,000 of income tax expense for the year ended December 31, 1994.

     As a result of the above items, the Company recorded net income of $602,000 for the year ended December 31, 1995. In the year ended December 31,1994, the Company had net income of $538,000.

1994 COMPARED TO 1993

     Net sales for the year ended December 31, 1994 were $24,892,000 compared to $26,065,000 in the prior year. During the second half of 1994, the Company encountered severe shortages in meeting customer orders. During this period, the Company redesigned most of its labels to meet new FDA standards as well as a graphic redesign of its two largest product lines. Because of high demand at packaging suppliers, the Company was unable to time the receipt of new packaging with the exhaustion of the old. In addition, capacity restrictions at a major copacker limited the Company's ability to obtain products. During the second half of 1994, the Company experienced out of stocks in the amount of 11.4% of net sales, about three times the prior rate. In addition, the Company's efforts in redesigning labels, obtaining packaging and filling "out of stocks" limited its ability to pursue product sales and to introduce new products to the extent it normally does.

     Gross profit of the Company was $8,833,000 or 35.5% of sales for the year ended December 31, 1994 compared to $8,824,000 or 33.9% of sales in 1993. During 1994, the Company took a charge of $237,000 (1.0% of net sales) for estimated losses on the sale of certain slow moving inventory and contingencies related to several discontinued products.

     Selling, general and administrative expenses were $8,168,000 or 32.8% of sales for the year ended December 31, 1994 compared to $7,123,000 or 27.3% of sales in 1993. The increase was due largely to higher levels of promotional allowances, by 2.4% of net sales, as well as to the addition of several salespeople in the Eastern and Southeastern regions of the country and increased marketing personnel. In addition, the Company recorded a charge of $182,000 related to the settlement of the former Chief Executive Officer's Stock Purchase Agreement and the costs of recruitment of a successor.

     The Company had net interest expense of $257,000 in 1994 compared to net interest expense of $113,000 in the prior year. The interest expense in 1994 was a result of the issuance of 8% interest bearing Subordinated Notes to the former holders of the Company's 10% Stock in partial exchange for the stock. The Company had other income (net) of $148,000 in 1994 compared to ($14,000) in 1993. During 1994, the Company recorded $256,000 of income from an adjustment to the valuation reserve recorded against the receivable from the purchaser of the Company's Fine Baked Products operations.

     The Company recorded income tax expense of $18,000, which represents alternative minimum tax, in the year ended December 31, 1994 while there was $39,000 of income tax expense for the year ended December 31, 1993.

     As a result of the above items, the Company recorded net income of $538,000 for the year ended December 31, 1994. In the year ended December 31, 1993, the Company had net income of $1,535,000.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules required by Item 8 of this report are set forth on pages 15 through 27.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    Part III

Item 10.  EXECUTIVE OFFICERS OF THE COMPANY

     Listed below are the executive officers of the Company. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any officers or directors of the Company.

  Name                        Age            Position
  ----                        ---            --------

Robert J. Cresci              52             Chairman of the Board

B. Allen Lay                  61             President and Chief Executive
                                             Officer

Stephen Schorr                50             Vice President,
                                             Finance, Secretary,
                                             Treasurer and Chief
                                             Financial Officer.

     Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Bridgeport Machines, Inc., Serv-Tech, Inc., EIS International, Inc., Sepracor, Inc., Elements, Inc., Garnet Resources Corporation, HarCor Energy, Inc., Meris Laboratories, Inc. and several private companies.

     Mr. Lay was elected President and Chief Executive Officer of the Company on January 12, 1995. Mr. Lay has been a Director of the Company since 1987. Mr. Lay has served as a General Partner of Southern California Ventures, a venture capital firm, since May, 1983. He is a director of PairGain Technologies (OTC), Physical Optics Corp., Kofax Imaging, ViaSat Inc. and Medclone Inc. Mr. Lay was Chairman and C.E.O. of Meridian Data Inc. from July, 1993 to December, 1994.

     Mr. Schorr joined the Company in July, 1988 as Vice President, Finance. He is an Officer and Director of each of the Company's subsidiaries. From December, 1982 through June, 1988, he held the positions of Vice President, Finance and Corporate Controller of Linear Corporation, a manufacturer of electronic components.

SIGNIFICANT EMPLOYEES

     Andrew Jacobson, 35, is President of Westbrae and Little Bear. From 1985-1992, Mr. Jacobson was employed by Tree of Life Inc. a major national natural products distributor, in several executive capacities culminating as Director of Sales of Tree of Life West prior to joining Westbrae and Little Bear in November, 1992. Mr. Jacobson is a member of the Board of Directors of the National Nutritional Foods Association.

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for information regarding the Company's executive officers (See Item
10), the information called for by Items 10 through 13 is incorporated in this Report by reference to the definitive Information Statement for the Company's 1996 Annual Meeting of Shareholders.

                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  The following documents are filed as part of this report.

          1.   FINANCIAL STATEMENTS

               The following Consolidated Financial Statements of Vestro Natural Foods Inc. and subsidiary companies are incorporated by reference in Part II, Item 8:

                                                          Pages
                                                         -------

               REPORT OF INDEPENDENT ACCOUNTANTS.....       14

               CONSOLIDATED BALANCE SHEET
                 DECEMBER 31, 1995 and 1994..........       15

               CONSOLIDATED INCOME STATEMENT
                 FOR THE YEARS ENDED DECEMBER 31,
                 1995, 1994, and 1993................       16


               CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                 EQUITY FOR THE YEARS ENDED
                 DECEMBER 31, 1995, 1994, and 1993...       17

               CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995,
                 1994, and 1993......................       18

               NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS...........................       19-27



          2.   FINANCIAL STATEMENT SCHEDULES

               All financial statements schedules are omitted because they are not applicable, or because the information required is either immaterial or included in the Consolidated Financial Statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Vestro Natural Foods Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 13 present fairly, in all material respects, the financial position of Vestro Natural Foods Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Costa Mesa, California
March 26, 1996

VESTRO NATURAL FOODS INC.

CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------


                                                             DECEMBER 31,
                                                        1995             1994
ASSETS
Current assets:
 Cash and cash equivalents                           $  192,000      $ 1,489,000
 Accounts receivable, trade - net of
  allowance for doubtful
  accounts of $49,000 and $37,000                     2,084,000        1,776,000
 Inventories (Note 10)                                2,910,000        2,547,000
 Prepaid expenses                                       973,000          443,000
 Note receivable (Note 2)                                                 83,000
                                                     ----------        ---------
           Total current assets                       6,159,000        6,338,000
                                                     ----------        ---------
Properties (Note 1):
 Machinery and equipment                                566,000          506,000
 Leasehold improvements                                  15,000            9,000
                                                     ----------        ---------

                                                        581,000          515,000
 Less accumulated depreciation and amortization         425,000          349,000
                                                     ----------        ---------
                                                        156,000          166,000
                                                     ----------        ---------
Excess of cost over net assets of businesses
 acquired - net of accumulated amortization
 of $1,370,000 and $1,157,000 (Note 1)                6,907,000        7,120,000
Other assets                                            545,000          652,000
                                                     ----------        ---------
           Total assets                             $13,767,000      $14,276,000
                                                     ----------       ----------
                                                     ----------       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $2,409,000       $2,972,000
 Accrued liabilities (Note 10)                          507,000          644,000
 Current portion of long-term debt (Note 3)             775,000          549,000
                                                     ----------       ----------
           Total current liabilities                  3,691,000        4,165,000
Long-term debt, net of current portion (Note 3)       2,765,000        3,402,000
                                                     ----------       ----------
           Total liabilities                          6,456,000        7,567,000
                                                     ----------       ----------
Commitments and contingencies (Notes 3 and 9)
Shareholders' equity (Notes 5 and 6):
 Common stock, $.01 par value, 30,000,000
  shares authorized;
  5,950,588 shares issued and outstanding                60,000           60,000
 Additional paid-in capital                          17,202,000       17,202,000
 Note receivable under stock purchase plan             (444,000)        (444,000)
 Accumulated deficit                                 (9,507,000)     (10,109,000)
                                                     ----------       ----------
           Total shareholders' equity                 7,311,000        6,709,000
                                                     ----------       ----------
           Total liabilities and
            shareholders' equity                    $13,767,000      $14,276,000
                                                    -----------      -----------
                                                    -----------      -----------


          See accompanying notes to consolidated financial statements.

VESTRO NATURAL FOODS INC.

CONSOLIDATED INCOME STATEMENT
- --------------------------------------------------------------------------------

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                1995          1994           1993
Net sales                                 $  28,836,000  $  24,892,000  $  26,065,000

Cost of goods sold                           18,374,000     16,059,000     17,241,000
                                          -------------  -------------  -------------
  Gross profit                               10,462,000      8,833,000      8,824,000

Selling, general and administrative
 expenses                                     9,676,000      8,168,000      7,123,000
                                          -------------  -------------  -------------

  Income from operations                        786,000        665,000      1,701,000

Interest expense                               (259,000)      (257,000)      (113,000)
Other income (expense), net                      89,000        148,000        (14,000)
                                          -------------  -------------  -------------

  Income before provision for income
   taxes                                        616,000        556,000      1,574,000

Provision for income taxes (Note 4)              14,000         18,000         39,000
                                          -------------  -------------  -------------

Net income                                $     602,000  $     538,000  $   1,535,000
                                          -------------  -------------  -------------
                                          -------------  -------------  -------------


Earnings per common share (Note 1)                 $.10           $.09           $.28
                                                   ----           ----           ----
                                                   ----           ----           ----

Weighted average common shares
  outstanding                                 6,067,376      6,260,130      1,739,072
                                          -------------  -------------  -------------
                                          -------------  -------------  -------------


          See accompanying notes to consolidated financial statements.

VESTRO NATURAL FOODS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------

                                                                                                                    NOTE
                                                         10%                                                      RECEIVABLE
                                        SERIES A     CONVERTIBLE                                                    UNDER
                                       CONVERTIBLE   EXCHANGEABLE                   ADDITIONAL                      STOCK
                                        PREFERRED      PREFERRED        COMMON        PAID-IN      ACCUMULATED     PURCHASE
                                          STOCK          STOCK           STOCK        CAPITAL        DEFICIT         PLAN
Balance at December 31, 1992          $  1,140,000   $  8,768,000    $   166,000  $  10,947,000  $ (12,182,000)

One-for-ten reverse stock split                                         (149,000)       149,000
Net income for the year                                                                              1,535,000
                                      ------------   ------------   ------------  -------------  -------------    -----------
Balance at December 31, 1993             1,140,000      8,768,000         17,000     11,096,000    (10,647,000)

Exchange of 3,899,570 shares
  of common stock for
  preferred stock (Note 5)              (1,140,000)    (8,768,000)        39,000      5,403,000
Issuance of 659,750 shares of
  common stock under stock
  purchase plan (Note 6)                                                   7,000      1,228,000                   $  (784,000)
Repurchase of 263,900 shares
  under stock purchase plan                                               (3,000)      (525,000)                      340,000
Net income for the year                                                                                538,000
                                      ------------   ------------   ------------  -------------  -------------    -----------

Balance at December 31, 1994                                              60,000     17,202,000    (10,109,000)      (444,000)

Net income for the year                                                                                602,000
                                      ------------   ------------   ------------  -------------  -------------    -----------

Balance at December 31, 1995          $              $              $     60,000  $  17,202,000  $  (9,507,000)   $  (444,000)
                                      ------------   ------------   ------------  -------------  -------------    -----------
                                      ------------   ------------   ------------  -------------  -------------    -----------


          See accompanying notes to consolidated financial statements.

VESTRO NATURAL FOODS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------------------------

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           1995           1994          1993
Cash flows from operating activities:
  Net income                                            $  602,000     $  538,000   $  1,535,000
                                                        ----------     ----------   ------------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                          76,000         71,000         80,000
      Amortization of intangibles                          213,000        213,000        214,000
      Compensation expense under stock
        purchase and stock option plans                     52,000        238,000
      (Reversal) provision for doubtful
        accounts and note                                  (59,000)      (220,000)        70,000
      Provision for slow-moving inventory
        and discontinued products                           77,000        237,000         32,000
      Changes in operating assets and liabilities,
        net of effect of business disposition:
          (Increase) decrease in accounts receivable      (333,000)       105,000       (460,000)
          Increase in inventories                         (440,000)      (664,000)      (532,000)
          (Increase) decrease in prepaid expenses         (530,000)        80,000       (371,000)
          (Decrease) increase in accounts payable         (563,000)       813,000       (168,000)
          Decrease in accrued liabilities                 (189,000)      (225,000)       (58,000)
                                                        ----------     ----------   ------------
          Total adjustments                             (1,696,000)       648,000     (1,193,000)
                                                        ----------     ----------   ------------
          Net cash provided by (used in)
            operating activities                        (1,094,000)     1,186,000        342,000
                                                        ----------     ----------   ------------
Cash flows from investing activities:
  Capital expenditures                                     (66,000)       (65,000)      (113,000)
  Proceeds from note receivable                            167,000        379,000        205,000
  Decrease (increase) in other assets                      107,000       (322,000)      (155,000)
                                                        ----------     ----------   ------------
          Net cash provided by (used in)
            investing activities                           208,000         (8,000)       (63,000)
                                                        ----------     ----------   ------------
Cash flows from financing activities:
  Proceeds from borrowings on note payable                  38,000
  Proceeds from borrowings on revolving
   line of credit                                          100,000
  Repayments under note payable                           (549,000)      (422,000)
  Repayments under revolving line of credit                                             (886,000)
  Payments of obligations to former
   shareholders of acquired business                                                  (1,309,000)
  Payment in connection with
   recapitalization (Note 5)                                              (94,000)
  Proceeds from stock purchase plan                                        66,000
                                                       ----------     ----------   ------------
          Net cash used in financing activities          (411,000)      (450,000)    (2,195,000)
                                                       ----------     ----------   ------------
Increase (decrease) in cash and cash
 equivalents                                           (1,297,000)       728,000     (1,916,000)

Cash and cash equivalents, beginning
 of year                                                1,489,000        761,000      2,677,000
                                                       ----------     ----------   ------------
Cash and cash equivalents, end of year                 $  192,000   $  1,489,000     $  761,000
                                                       ----------     ----------   ------------
                                                       ----------     ----------   ------------


          See accompanying notes to consolidated financial statements.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS
     Vestro Natural Foods Inc., a Delaware corporation, is engaged in the acquisition, ownership and operation of specialty food businesses. Its products are sold under the tradenames Westbrae, Westsoy, Little Bear, Bearitos and CiBella.

     BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Vestro Natural Foods Inc. and its subsidiaries (the Company), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Values of Financial Instruments" (SFAS 107). The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and debt approximate fair value.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows.

     CONCENTRATIONS OF CREDIT RISK
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The credit risk exists because the Company's sales are concentrated to a relatively small number of customers within the natural foods industry. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     INVENTORIES
     Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. At December 31, 1995 and 1994, inventories consist of:

                                           1995           1994

     Finished goods                    $ 2,541,000    $ 2,311,000
     Raw materials and supplies            369,000        236,000
                                       -----------    -----------

                                       $ 2,910,000    $ 2,547,000
                                       -----------    -----------
                                       -----------    -----------

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

     PROPERTIES
     Properties are stated at cost less accumulated depreciation. Machinery and equipment are depreciated using a straight-line basis over the estimated useful life of the asset ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease.

     INTANGIBLE ASSETS
     The excess of the cost over the fair value of net assets of purchased businesses (goodwill) is amortized on a straight-line basis, generally over 40 years. The Company evaluates whether there has been any impairment of goodwill based upon management's estimate of future net income, on an undiscounted basis, over the remaining useful life of goodwill.

     INCOME TAXES
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, the deferred tax liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The adoption did not have a material effect on the financial statements.

     EARNINGS PER SHARE
     Earnings per share are based upon the weighted average number of common shares and common stock equivalents outstanding. Assumed exercise of contingent shares, convertible preferred stock, outstanding warrants and options have been considered in the computation of per share data to the extent they are dilutive. Cumulative preferred dividends including those not paid or declared ($1,048,000 for the year ended December 31, 1993) are deducted from net income applicable to common shareholders in the period in which they are earned. The weighted average number of shares used in the calculation of earnings per share for the three years ended December 31, 1995 are 6,067,376, 6,260,130 and 1,739,072, respectively.

     RECLASSIFICATIONS
     Certain reclassifications have been made to the 1993 and 1994 statements to conform to the 1995 presentation.


2.   BUSINESS DIVESTITURES

     DIVESTITURE OF THE NET ASSETS OF HEIDI'S PASTRY, INC. AND JAN HOLZMEISTER CHEESECAKE, LTD.
     Effective December 18, 1992, the Company sold substantially all of the assets of Heidi's Pastry, Inc., a bakery and wholesale distributor of gourmet pastries, and Jan Holzmeister Cheesecake, Ltd., a producer of cheesecakes. The sales price included $4,200,000 in cash, a note receivable valued at $411,000, and the assumption of certain related liabilities and obligations. A cash payment for the remaining balance of the note receivable was received during 1995.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

3.   DEBT OBLIGATIONS

     REVOLVING LINE OF CREDIT
     In April 1994, the Company executed a revolving credit agreement with a financial institution. The terms of the credit agreement provide: (1) borrowings up to 80% of eligible accounts receivable plus 30% of eligible inventory (up to $1,000,000) less all outstanding commercial and standby letters of credit; (2) a maximum outstanding credit balance of $4,000,000;
     (3) interest rate at the bank's prime rate; (4) a requirement to maintain a non-interest bearing deposit of $200,000 or pay a fee calculated at the prime rate plus 3% on the difference between the average daily deposit and the $200,000 requirement; and (5) a term expiring April 30, 1996.

     Upon execution of the agreement, the Company paid a loan fee of $40,000.
     In addition, the Company was required to reimburse such expenses as filing, recording and search fees, appraisal fees, title report fees, legal and audit fees. These expenses were not significant for the years ended December 1995 and 1994. Outstanding borrowings under the revolving credit agreement were $100,000 at December 31, 1995.

     The revolving line of credit is secured by substantially all of the Company's assets. The agreement contains various covenants which restrict the Company from incurring additional indebtedness and require the Company to maintain certain financial ratios.

     NOTES PAYABLE
     In connection with the exchange agreement (see Note 5) with the holders of the Company's 10% convertible exchangeable preferred stock, the Company issued $4,372,000 in notes payable bearing interest at 8% per annum. The Senior Subordinated Notes A (Notes A) were issued in consideration of the dividends in arrears at the time of the agreement, which amounted to approximately $2,872,000. Principal and interest on Notes A are due monthly through May 15, 1998. The Senior Subordinated Notes B (Notes B) total $1,500,000. Interest on Notes B is payable monthly through May 15, 1998, subject to the limitation that the total principal and interest paid under both Notes A and B does not exceed 30% of net income. Any interest payments that are deferred due to this provision are payable in the next quarter that such provision will permit. Principal payments on Notes B are due quarterly beginning August 15, 1998 through 1999. The aggregate principal maturities of Notes A and B and various other notes payable in the aggregate amount of $38,000 are payable as follows:

                    YEAR ENDED
                   DECEMBER 31,
                       1996                         $675,000
                       1997                          869,000
                       1998                          908,000
                       1999                          988,000


     The agreement also contains various covenants which restrict the Company from incurring additional indebtedness and property liens without the consent of the holders of a majority of the notes payable.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

4.   INCOME TAXES

     The income tax provision for the years ended December 31, 1995 and 1994 consists of:


                                                         1995       1994
                Current income taxes:
                   Federal                             $ 7,000    $10,000
                   State                                 7,000      8,000
                                                       -------    -------
                                                        14,000     18,000
                                                       -------    -------

                Deferred income taxes:
                   Federal
                   State
                                                       -------    -------

                                                       -------    -------
                                                       $14,000    $18,000
                                                       -------    -------
                                                       -------    -------



     The differences between the tax provision calculated based on the statutory and effective tax rates for the year ended December 31, 1995 and 1994 are as follows:


                                                      1995           1994

          Computed income taxes, at 34%             $207,000       $189,000
          State income tax, net of federal
           income tax benefit                          5,000          5,000
          Goodwill and other nondeductible
           expenses                                   78,000         77,000
          Utilization of NOL carryforwards          (183,000)      (203,000)
          Realization of previously unrecognized
           tax benefits                              (99,000)       (52,000)
          Alternative minimum tax                      7,000         10,000
          Other, net                                  (1,000)        (8,000)
                                                    --------       --------

                                                    $ 14,000       $ 18,000
                                                    --------       --------
                                                    --------       --------


Deferred tax assets (liabilities) comprise the following:


                                                        DECEMBER 31,
                                                    1995            1994
          Deferred tax assets:
             Net operating loss carryforwards    $ 1,719,000    $ 1,891,000
             Asset reserves                           89,000        108,000
             Accrued expenses                        212,000        217,000
             Deferred tax asset valuation
              allowance                           (1,991,000)    (2,183,000)
                                                  ----------    -----------
                                                      29,000         33,000
                                                  ----------    -----------
          Deferred tax liabilities:
             Properties                              (29,000)       (33,000)
                                                  ----------    -----------
          Net deferred tax asset (liability)      $    -        $     -
                                                  ----------    -----------
                                                  ----------    -----------

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- -------------------------------------------------------------------------------

     The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $4,740,000 and $173,000, respectively, which expire in varying amounts through 2009. The amount of net operating loss deductions available to the Company to offset future taxable income may be limited due to certain income tax regulations related to a change in ownership of the Company.


5.   CAPITAL STOCK

     On January 21, 1994, the shareholders approved an amendment to the Company's certificate of incorporation reducing the authorized common shares to 30,000,000 and authorized a one-for-ten reverse stock split. A total of 14,924,729 shares of common stock were retired in connection with the split. The stated par value of each share was not changed from $.01. A total of $149,000 was reclassified from the Company's common stock account to additional paid-in capital account, representing the par value of the shares retired. All references in the financial statements to average number of shares outstanding, per share amounts and stock option plan data have been restated to reflect the split.

     On January 10, 1994, the Company consummated an exchange agreement with the holders of the Series A convertible preferred stock whereby all shares were retired and dividends in arrears eliminated in exchange for $21,000 in cash and 534,800 shares of the Company's common stock. At the time of the exchange, dividends in arrears amounted to $297,000.

     On January 10, 1994, the Company consummated an exchange agreement with the holders of the 10% convertible exchangeable preferred stock whereby all shares were retired and dividends in arrears eliminated in exchange for $73,000 in cash, 3,364,770 shares of the Company's common stock, and notes payable in the amount of $4,372,000 (see Note 3). At the time of the exchange, dividends in arrears amounted to $2,872,000.


6.   INCENTIVE COMPENSATION AND STOCK PURCHASE AND OPTION PLANS

     In 1995, the Company granted nonqualified stock options to purchase 120,000 shares of the Company's common stock to an officer of the Company. Of the options, 60,000 were granted at an exercise price of $1.63 per share and the remaining 60,000 were granted at $1.88 per share. The options were granted at market value of the Company's common stock and as such no compensation expense was recorded. These options were 100% exercisable upon issuance.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

     In 1995, the Company granted nonqualified stock options to purchase 160,000 shares of the Company's common stock at an exercise price of $1.88 per share to the Directors of the Company. The options were granted at market value of the Company's common stock and as such no compensation expense was recorded. The options vest over a three-year period with up to two years credit given to individual Directors for prior service. As of December 31, 1995, 80,000 of these options are exercisable.

     Effective January 1, 1994, the Company adopted a 401(k) Savings Plan covering substantially all employees. Monthly contributions to the Savings Plan are made by the Company based upon the employee's contributions to the plan. The Company contributed $26,000 to the Savings Plan during each of the years ended December 31, 1995 and 1994.

     In 1994, the Company entered into a bonus arrangement with two key executive officers. In connection with the arrangement, the officers participate in an incentive compensation plan which provides a bonus based on pre-tax earnings in excess of predetermined targets. The incentive compensation bonus was $7,000 for the year ended December 31, 1994. This arrangement expired on December 31, 1994.

     On January 10, 1994, the Company consummated a stock purchase plan under which 659,750 shares of the Company's common stock were issued to an executive officer for total consideration of $850,000, consisting of $66,000 in cash and a $784,000 note receivable, bearing interest at 5.75%, due December 31, 1997. The purchase plan provides the Company with the right to repurchase shares in the event that the officer's employment is terminated prior to a five-year vesting period. Following the officer's resignation in January 1995, the Company was entitled to repurchase 395,850 shares with a corresponding reduction in the amount of the note receivable due from the former officer. The Company entered into a severance agreement with the former officer which entitled the officer to purchase an additional 131,950 shares with a note receivable. The Company recorded the repurchased shares and the severance agreement in the financial statements as of December 31, 1994. The Company also recognized earned compensation expense of $198,000 during the year ended December 31, 1994, representing the difference between the sale price and the fair market value of these shares as of the date of the stock purchase plan and of the severance agreement. Nonqualified stock options to purchase 494,812 shares of the Company's common stock were also forfeited upon the former officer's resignation.

     In 1993, the Company granted nonqualified stock options to purchase 329,875 shares of the Company's common stock at an exercise price of $1.29 per share to an officer of the Company's subsidiary. In connection with the nonqualified stock options granted below the fair market value of the Company's common stock at the date of grant, the Company will amortize $194,000 to compensation expense over a five-year vesting period. Amortization recorded to compensation expense was $52,000 and $40,000 for the years ended December 31, 1995 and 1994, respectively.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

     The Company adopted a stock option plan in 1988 under which employees may be granted options to purchase up to 150,000 shares of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. Stock options may be granted under the plan through 1998. As of December 31, 1995, 149,500 options are outstanding under this plan, 21,000 of which are currently exercisable.

     The Company adopted a nonqualified stock option plan in 1987 under which certain employees and directors may be granted options to purchase up to 270,000 shares of the Company's common stock at prices not less than the fair market value of common stock on the date of grant. Stock options may be granted under the plan through 1997. As of December 31, 1995, there are no options outstanding under this plan.

     The following table sets forth the options granted, forfeited and exercised during the three years ended December 31, 1995 and their respective exercise price ranges:



                                               SHARES                     PRICES

Shares under option, December 31, 1992         267,354            $  4.00    -   $  6.00
   Granted                                     824,687               1.29    -      2.58
   Forfeited and expired                      (166,354)              4.00    -      6.00
                                               -------            ----------------------
Shares under option, December 31, 1993         925,687               1.29    -      6.00
   Granted                                      56,500               2.75
   Forfeited and expired                      (520,812)              2.58    -      6.00
                                               -------            ----------------------
Shares under option, December 31, 1994         461,375               1.29    -      6.00
   Granted                                     405,500               1.38    -      1.88
   Forfeited and expired                      (107,500)              1.38    -      6.00
                                               -------            ----------------------
Shares under option, December 31, 1995         759,375            $  1.29    -   $  1.88
                                               -------            ----------------------
                                               -------            ----------------------


     All options granted are for a five-year period. Except as noted above, options granted to officers and employees are not generally exercisable for a period of one year after date of grant and thereafter become exercisable at 25% per year.

     At December 31, 1995 the Company has reserved 759,375 shares of common stock for the exercise of outstanding stock options.


7.   RELATED PARTY TRANSACTIONS

     The Company leases certain office and warehouse space in Carson, California from a partnership which includes a Director of the Company. Total rent expense paid to the partnership was $196,000, $161,000 and $147,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

8.   SALES TO MAJOR CUSTOMERS

     In 1995 sales to four customers accounted for $4,860,000, $3,674,000, $3,170,000 and $3,016,000 or approximately 17%, 13%, 11% and 11% of total revenue, respectively. In 1994 sales to three customers accounted for $3,650,000, $3,625,000 and $2,592,000 or approximately 15%, 15% and 10% of total revenue, respectively. In 1993 sales to two customers accounted for $3,803,000 and $3,172,000 or approximately 15% and 12% of total revenue, respectively.


9.   COMMITMENTS AND CONTINGENCIES

     LEASES
     As of December 31, 1995, the Company and its subsidiaries are obligated under various agreements to lease facilities and equipment. Future minimum rentals under noncancellable operating leases are as follows:

                                                      OPERATING
                YEAR ENDING DECEMBER 31,                LEASES

                    1996                              $ 201,000
                    1997                                152,000
                    1998                                  3,000
                                                      ---------
                    Total                             $ 356,000
                                                      ---------
                                                      ---------

     Rental expense related to operating leases amounted to $207,000, $228,000 and $194,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     LEGAL PROCEEDINGS
     Management has received information furnished by legal counsel on the current status of all outstanding legal proceedings and the development of these matters to date. Based upon this review, it is the opinion of management that adequate provision has been made for all reasonably estimable costs and that the ultimate aggregate liability, if any, should not materially affect the Company's financial position or results of operations.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

10.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                        1995       1994

      Relocation costs                               $ 100,000  $ 140,000
      Salaries and related benefits                     69,000     65,000
      Employee bonuses                                  78,000      7,000
      Other                                            260,000    432,000
                                                     ---------  ---------
                                                     $ 507,000  $ 644,000
                                                     ---------  ---------
                                                     ---------  ---------



11.   CONSOLIDATED STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Interest paid during 1995, 1994 and 1993 amounted to $268,000, $257,000 and $113,000, respectively.

         Cash paid for income taxes during 1995, 1994 and 1993 amounted to $8,000, $8,000 and $14,000, respectively.


      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         YEAR ENDED DECEMBER 31, 1994

         Notes payable exchanged in retirement of preferred stock and
          dividends in arrears                                    $ 4,372,000
                                                                  -----------
                                                                  -----------

         Note receivable recorded in connection with stock purchase plan,
          net of reduction for shares repurchased                 $   444,000
                                                                  -----------
                                                                  -----------

               3.   EXHIBITS

                    (b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

                    (c)  (3.1)     CERTIFICATE OF DESIGNATION, VOTING POWERS,
                                   PREFERENCES AND RIGHT OF THE SERIES OF THE
                                   PREFERRED STOCK OF VESTRO NATURAL FOODS INC.
                                   TO BE DESIGNATED SERIES A CONVERTIBLE
                                   PREFERRED STOCK EFFECTIVE JANUARY 28, 1988.
                                   Incorporated by reference to the Registrant's
                                   Form 8-K filed on February 19, 1988.

                         (3.2) CERTIFICATE OF INCORPORATION, DATED APRIL 1, 1987. Incorporated by reference to the Registrant's Information Statement filed on May 26, 1987.

                         (3.3) BY-LAWS. Incorporated by reference to the Registrant's Form 8-B Report filed on July 16, 1987.

                         (4.1) STOCK PURCHASE AGREEMENT BY AND AMONG EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, STATE EMPLOYEE'S RETIREMENT FUND OF THE STATE OF DELAWARE, ICI AMERICAN HOLDINGS INC., THRESHOLD FUND II, L.P., SCOTTISH INVESTMENT TRUST REVERE FUND, AMONG OTHERS AND VESTRO NATURAL FOODS, INC. Incorporated by reference to the Registrant's Form 8-K dated December 27, 1989.

                         (4.2) CERTIFICATE OF DESIGNATION OF 10% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK OF VESTRO NATURAL FOODS, INC. Incorporated by reference to the Registrant's Form 8-K dated December 27, 1989.

                         (4.3) REGISTRATION RIGHTS AGREEMENT BY AND AMONG EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, STATE EMPLOYEES' RETIREMENT FUND OF THE STATE OF DELAWARE, ICI AMERICAN HOLDINGS INC., THRESHOLD FUND II, L.P., SCOTTISH INVESTMENT TRUST,

                                   REVERE FUND, AMONG OTHERS AND VESTRO NATURAL
                                   FOODS INC. Incorporated by reference to the Registrant's Form 8-K dated December 27, 1989.

                         (4.4)     EXCHANGE AGREEMENT; dated as of
                                   October 28, 1993, among the holders of the Company's Preferred Stock and Vestro Natural Foods Inc. Incorporated by reference to the Registrant's Form 8-
                                   K dated January 10, 1994.

                         (4.5)     FORM OF SENIOR SUBORDINATED NOTE A
                                   Incorporated by reference to the Registrant's Form 8-K dated January 10, 1994.

                         (4.6)     FORM OF SENIOR SUBORDINATED NOTE B
                                   Incorporated by reference to the Registrant's Form 8-K dated January 10, 1994.


                         (10.1) 1988 STOCK OPTION PLAN OF VESTRO NATURAL FOODS INC. DATED MAY 23, 1988. Incorporated by reference to the Registrant's Form 10-Q for the quarter ending June 30, 1988, Item 6.

                         (10.2) MANAGEMENT AGREEMENT BETWEEN VESTRO NATURAL FOODS INC., AND ALANE CORPORATION DATED DECEMBER 15, 1989. Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1989.

                         (10.3) AGREEMENT AND PLAN OF MERGER EFFECTIVE MAY 1, 1990, BY AND BETWEEN JAN HOLZMEISTER CHEESECAKE, LTD., VESTRO NATURAL FOODS INC. AND JHC ACQUISITION CORPORATION.
                                   Incorporated by reference to the Registrant's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                         (10.4) AGREEMENT RESPECTING MERGER EFFECTIVE MAY 1, 1990 BY AND BETWEEN JAN HOLZMEISTER CHEESECAKE, LTD., VESTRO NATURAL FOODS INC. AND JHC ACQUISITION CORPORATION.
                                   Incorporated by reference to the Registrant's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                         (10.5) EMPLOYMENT AGREEMENT DATED MAY 15, 1990, BETWEEN JHC ACQUISITION CORPORATION AND ROBERT KLEIN. Incorporated by reference to the Registrant's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                         (10.6) CONSULTING AGREEMENT DATED MAY 15, 1990 BY AND AMONG ROBERT KLEIN, JAN HOLZMEISTER CHEESECAKE, LTD. AND JHC ACQUISITION CORPORATION. Incorporated by reference to the Registrant's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                         (10.7) WARRANTS TO PURCHASE 400,000 SHARES OF COMMON STOCK DATED MAY 23, 1990, ISSUED TO THE STOCKHOLDERS OF JAN HOLZMEISTER CHEESECAKE, LTD. Incorporated by reference to the Registrant's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                         (10.8) CONSULTING AGREEMENT BETWEEN VESTRO NATURAL FOODS INC., ALANE CORPORATION AND ALFRED STROGOFF dated March 31, 1992. Incorporated by reference to the Company's Form 10K dated December 31, 1992.

                         (10.9) ASSET PURCHASE AGREEMENT EFFECTIVE DECEMBER 18, 1992 BY AND AMONG VESTRO NATURAL FOODS INC., HEIDI'S PASTRY INC., JAN HOLZMEISTER CHEESECAKE LTD. AND HK ACQUISITION CORPORATION. Incorporated by reference to the Company's Form 8-K dated December 18, 1992.

                         (10.10) SETTLEMENT CONTRACT AND RELEASE BETWEEN JENNIFER MUELLER, VESTRO ACQUISITION CORPORATION, VESTRO NATURAL FOODS INC. AND LITTLE BEAR ORGANIC FOODS, INC. effective December 31, 1992. Incorporated by reference to the Company's Form 10K dated December 31, 1992.

                         (10.11) STOCK PURCHASE AGREEMENT, AS OF JULY 29, 1993 BY AND BETWEEN VESTRO NATURAL

                                   FOODS INC. AND ALLAN DALFEN. Incorporated by reference to the Company's Form 10K dated December 31, 1993.

                         (10.12) STOCK OPTION AGREEMENT AS OF JULY 29, 1993 BY AND BETWEEN VESTRO NATURAL FOODS INC. AND ALLAN DALFEN. Incorporated by reference to the Company's Form 10K dated December 31, 1993.

                         (10.13) STOCK OPTION AGREEMENT AS OF JULY 29, 1993 BY AND BETWEEN VESTRO NATURAL FOODS INC. AND ANDREW JACOBSON. Incorporated by reference to the Company's Form 10K dated December 31, 1993.


                         (10.14) SEVERANCE AND SETTLEMENT AGREEMENT DATED AS OF FEBRUARY 28, 1995 BETWEEN VESTRO NATURAL FOODS INC. AND ALLAN DALFEN.

                         (11)      Computation of Earnings per Share

                         (22)      Subsidiaries of the Registrant

                         (27)      Financial Data Schedule

                         (28.1) PROMISSORY NOTE DATED DECEMBER 18, 1992, OF HK ACQUISITION CORPORATION Incorporated by reference to the Company's Form 8-K dated December 18, 1992.

          Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VESTRO NATURAL FOODS INC.



Dated: March 28, 1996               By: /s/ B. Allen Lay
       --------------                   ----------------------
                                        B. Allen Lay
                                        Principal Executive Officer
                                         and Director


Dated: March 28, 1996               By: /s/ Stephen Schorr
       --------------                   ----------------------
                                        Stephen Schorr
                                        Vice President Finance

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:  March 28, 1996             By: /s/ Jay J. Miller
                                       ---------------------------
                                       Jay J. Miller
                                       Director


Dated:  March 28, 1996             By: /s/ Stephen Monticelli
                                       ---------------------------
                                       Stephen Monticelli
                                       Director


Dated:  March 28, 1996             By: /s/ Noel Perry
                                       ---------------------------
                                       Noel Perry
                                       Director


Dated:  March 28, 1996             By: /s/ Henry W. Poett III
                                       ---------------------------
                                       Henry W. Poett III
                                       Director

                                  EXHIBIT INDEX


EXHIBIT                  DESCRIPTION                    PAGE NO.
- -------   ----------------------------------------- ---------------

11             Computation of Earnings per Share           35

22             Subsidiaries of the Registrant              36

27             Financial Data Schedule                     37