Form 10-Q
period 1996-03-31
VESTRO NATURAL FOODS INC /DE/
filed 1996-05-06
CIK 80418

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the Quarter ended                 March 31, 1996
                     ----------------------------------------------------------
Commission file number                  0-2246
                     ----------------------------------------------------------

                            VESTRO NATURAL FOODS INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                             11-1676942
     --------------------------------------     ------------------------
       (State or other jurisdiction of               (IRS Employer
       incorporation or organization)            Identification Number)


         1065 EAST WALNUT STREET, CARSON, CALIFORNIA        90746
- -------------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip code)

                                 (310) 886-8200
                        ---------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X        No
                               -----        -----


As of April 15, 1996, 5,950,588 shares of the Registrant's Common Stock, par value $.01 were issued and outstanding.

                  VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET

                                    ASSETS

                                             March 31,    December 31,
                                               1996          1995
                                            -----------   ------------
                                            (Unaudited)
Current assets:
  Cash and cash equivalents                 $    16,000   $   192,000
  Accounts receivable trade - net             2,504,000     2,084,000
  Inventories                                 2,873,000     2,910,000
  Prepaid expenses and other                    935,000       973,000
                                            -----------   -----------
    Total current assets                      6,328,000     6,159,000
                                            -----------   -----------
Properties, at cost:
  Machinery and equipment                       604,000       566,000
  Leasehold improvements                         15,000        15,000
                                            -----------   -----------
                                                619,000       581,000
  Less accumulated depreciation                 444,000       425,000
                                            -----------   -----------
                                                175,000       156,000
Excess of cost over net assets of
 businesses acquired - net                    6,854,000     6,907,000

Other assets                                    495,000       545,000
                                            -----------   -----------
    Total assets                            $13,852,000   $13,767,000
                                            -----------   -----------


See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 31,     December 31,
                                                 1996            1995
                                              -----------    ------------
                                              (Unaudited)
Current liabilities:
  Accounts payable                            $ 2,231,000    $ 2,409,000
  Notes Payable-current portion                   814,000        775,000
  Accrued liabilities                             685,000        507,000
                                              -----------    -----------
  Total current liabilities                     3,730,000      3,691,000
Notes Payable                                   2,553,000      2,765,000
                                              -----------    -----------
  Total liabilities                             6,283,000      6,456,000

Commitments and contingencies (Note 3)

  Common stock, $.01 par value, 30,000,000
   shares authorized: 5,950,588
   shares issued and outstanding                   60,000         60,000
  Additional paid-in capital                   16,758,000     16,758,000
  Accumulated deficit                          (9,249,000)    (9,507,000)
                                              -----------    -----------
                                                7,569,000      7,311,000
                                              -----------    -----------
Total liabilities and shareholders' equity    $13,852,000    $13,767,000
                                              -----------    -----------


See accompanying notes to consolidated financial statements.

                  VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                               ------------------------
                                                  1996          1995
                                               ----------    ----------
Net sales                                      $8,100,000    $6,731,000
Cost of sales                                   5,062,000     4,380,000
                                               ----------    ----------
Gross profit                                    3,038,000     2,351,000
Selling, general and
   administrative expense                       2,704,000     2,157,000
                                               ----------    ----------
Operating income                                  334,000       194,000
Interest & other income (expense)                 (68,000)      (61,000)
                                               ----------    ----------
Net Income before income taxes                    266,000       133,000
Income tax provision                                8,000         2,000
                                               ----------    ----------
Net Income                                     $  258,000    $  131,000

Earnings per common share                      $      .04    $      .02
                                               ----------    ----------


See accompanying notes to consolidated financial statements.

                    VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      1996        1995
                                                   ---------   ----------
Cash flows from operating activities:
  Net income                                       $ 258,000   $  131,000
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                     72,000       71,000
   Provision for doubtful accounts                     9,000        9,000
  Change in assets and liabilities,
   net of effect of business acquisitions:
    (Increase) decrease in accounts receivable      (429,000)    (481,000)
    (Increase) decrease in inventories                37,000       19,000
    (Increase) decrease in prepaid
     expenses and other                               38,000     (190,000)
    Increase (decrease) in accounts payable         (178,000)     (53,000)
    Increase (decrease) in other accrued
     liabilities                                     178,000      (11,000)
                                                   ---------   ----------
  Total adjustments                                 (273,000)    (636,000)
                                                   ---------   ----------
  Net cash provided (used) by
     operating activities                            (15,000)    (505,000)
                                                   ---------   ----------
Cash flows from investing activities:
  Expenditures for equipment                         (38,000)     (14,000)
   (Increase) decrease in other assets                46,000       (3,000)
                                                   ---------   ----------
  Net cash provided (used) by investing
     activities                                        8,000      (17,000)
                                                   ---------   ----------
Cash flows from financing activities:
  Net borrowings (payments) of
   long-term obligations                            (169,000)    (138,000)
                                                   ---------   ----------
  Net cash provided (used) by
     financing activities                           (169,000)    (138,000)
                                                   ---------   ----------
Increase (decrease) in cash                         (176,000)    (660,000)
Cash and cash equivalents, beginning
 of period                                           192,000    1,489,000
                                                   ---------   ----------
Cash and cash equivalents, end of period           $  16,000   $  829,000
                                                   ---------   ----------


See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1996, and the consolidated statements of operations and cash flows for the three months ended March 31, 1996 and March 31, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1996 and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the periods ended March 31, 1996 and March 31, 1995 are not necessarily indicative of the operating results for the full years.

NOTE 1.  PROVISION FOR INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109 for accounting for income taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's net income for the first quarter of 1995.

For Federal and California tax purposes, the Company has tax basis net operating loss carryforwards of $4,700,000 and $100,000, respectively, expiring through 2009. During the first quarter of 1996, the income tax provision reflects the utilization of available operating loss carryforwards in lieu of income taxes that would have been incurred. Utilization of the remaining carryforwards is dependent on future taxable income.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are based on the weighted average number of shares outstanding - 6,223,100 in 1996 and 6,029,889 in 1995. Assumed exercise of outstanding warrants and options have been considered in the computation of per share data to the extent they would cause dilution.

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

NOTE 4.   RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 statements to conform to the 1996 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 increased by 20% to $8,100,000 compared to $6,731,000 in the prior year's period. Significant sales increases were experienced in virtually all product categories with particularly strong increases in non dairy beverages, snack foods and canned products. New product introductions - Big Bag versions of three of the Company's most popular snack food products and three new flavors of its premium cookies - accounted for a portion of the sales increase.

Gross profit of the Company was $3,038,000 or 37.5% of sales for the quarter ended March 31, 1996 compared to $2,351,000 or 34.9% of sales in 1995. The gross margin increase of 2.6% was caused by a positive change in product mix during 1996 toward the Company's higher margin product categories. In addition, the Company experienced much better margins on its Japanese products sales with the strengthening of the U.S. dollar by over 20% since the first quarter of 1995.

Selling, general and administrative expenses were $2,704,000 or 33.4% of sales for the quarter ended March 31, 1996 compared to $2,157,000 or 32.0% of sales in 1995. The increase was due largely to programs with distributors and retailers to promote the Company's products at attractive retail prices.

The Company had net interest and other expense of $68,000 in the current quarter compared to net interest and other expense of $61,000 in the prior year. The Company recorded $8,000 of income tax expense, representing the alternative minimum tax, in the quarter ended March 31, 1996.

As a result of the above, the Company recorded net income of $258,000 or $.04 per share for the first quarter ended March 31, 1996, while in the quarter ended March 31, 1995, the Company recorded net income of $131,000, or $.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had $16,000 of cash. The Company has a line of credit with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. At March 31, 1996, the Company had borrowed $100,000 and had $2,500,000 of borrowing capacity on this line of credit.

The Company has outstanding $3,233,000 of Subordinated Notes. The Subordinated Notes call for monthly principal and interest payments. During the 12 months ending December 31, 1996, the Company is obligated to pay $675,000 of principal and $248,000 of interest on these notes.

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

                                    VESTRO NATURAL FOODS INC.


Date:   April 30, 1996           By: /s/ B. Allen Lay
     ------------------             ------------------------------
                                    B. Allen Lay
                                    President and Chief Executive
                                    Officer


Date:   April 30, 1996           By: /s/ Stephen Schorr
     ------------------             ------------------------------
                                    Stephen I. Schorr
                                    Vice President, Finance