Form 10-Q
period 1996-06-30
VESTRO NATURAL FOODS INC /DE/
filed 1996-08-13
CIK 80418

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter ended          June 30, 1996
                      --------------------------------------------------------
Commission file number               0-2246
                      --------------------------------------------------------

                            VESTRO NATURAL FOODS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                      11-1676942
- -------------------------------                 --------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                  Identification Number)


        1065 East Walnut Street, Carson, California      90746
- ------------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip code)


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

                            Yes   X        No
                               -------       -------


As of August 1, 1995, 5,950,588 shares of the Registrant's Common Stock, par value $.01 were issued and outstanding.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS

                                                June 30,   December 31,
                                                  1996         1995
                                              ------------ ------------
                                              (Unaudited)
Current assets:
    Cash and cash equivalents                $     --      $   192,000
    Accounts receivable trade - net            2,514,000     2,084,000
    Inventories                                3,789,000     2,910,000
    Prepaid expenses and other                   873,000       973,000
                                             -----------   -----------
                                               7,176,000     6,159,000
                                             -----------   -----------
Properties, at cost:
    Machinery and equipment                      627,000       566,000
    Leasehold improvements                        15,000        15,000
                                             -----------   -----------
                                                 642,000       581,000
    Less accumulated depreciation                468,000       425,000
                                             -----------   -----------
                                                 174,000       156,000
Excess of cost over net assets of
 businesses acquired - net                     6,801,000     6,907,000

Other assets                                     437,000       545,000
                                             -----------   -----------

        Total assets                         $14,588,000   $13,767,000
                                             ===========   ===========

See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,   December 31,
                                                  1996         1995
                                              -----------  ------------
                                              (Unaudited)
Current liabilities:
    Accounts payable                          $ 2,885,000  $ 2,409,000
    Notes Payable-current portion                 753,000      775,000
    Accrued liabilities                           730,000      507,000
                                              -----------  -----------
                                                4,368,000    3,691,000
Notes payable                                   2,338,000    2,765,000
                                              -----------  -----------
    Total liabilities                           6,706,000    6,456,000

Commitments and contingencies (Note 3)

    Common stock, $.01 par value, 30,000,000
     shares authorized: 5,950,588
     shares issued and outstanding                 60,000       60,000
    Additional paid-in capital                 16,758,000   16,758,000
    Accumulated deficit                        (8,936,000)  (9,507,000)
                                              -----------  -----------
                                                7,882,000    7,311,000
                                              -----------  -----------
Total liabilities and shareholders' equity    $14,588,000  $13,767,000
                                              ===========  ===========

See accompanying notes to consolidated financial statements.

      [cad 228]

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended
                                                      June 30,
                                              ------------------------
                                                 1996          1995
                                              -----------  -----------
Net sales                                     $ 9,091,000  $ 7,089,000
Cost of sales                                   5,631,000    4,541,000
                                              -----------  -----------

Gross profit                                    3,460,000    2,548,000
Selling, general and
      administrative expense                    3,043,000    2,448,000
                                              -----------  -----------
Operating income                                  417,000      100,000

Interest & other income (expense)               (  65,000)      20,000
                                              -----------  -----------

Net income before income taxes                    352,000      120,000

Income tax provision                               39,000        2,000
                                              -----------  -----------

Net income                                    $   313,000  $   118,000

EARNINGS PER COMMON SHARE

     Net income                               $       .05  $        .02
                                              -----------  -----------

See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                              ------------------------
                                                 1996          1995
                                              -----------  -----------
Net sales                                     $17,191,000  $13,820,000
Cost of sales                                  10,693,000    8,921,000
                                              -----------  -----------

Gross profit                                    6,498,000    4,899,000
Selling, general and
      administrative expense                    5,747,000    4,605,000
                                              -----------  -----------
Operating income                                  751,000      294,000

Interest & other income (expense)                (133,000)     (41,000)
                                              -----------  -----------

Income before income taxes                        618,000      253,000

Income tax provision                               47,000        4,000
                                              -----------  -----------

Net Income                                    $   571,000  $   249,000

EARNINGS PER COMMON SHARE

     Net income                               $       .09  $       .04
                                              -----------  -----------

See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                     Six Months Ended
                                                          June 30,
                                                -------------------------
                                                    1996         1995
                                                -----------   -----------
Cash flows from operating activities:

  Net income                                    $  571,000    $   249,000
  Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
  Depreciation and amortization                    149,000        141,000
    Provision for doubtful accounts                 18,000         18,000
  Change in assets and liabilities,
     net of effect of business acquisitions:
    (Increase) decrease in accounts receivable    (448,000)      (318,000)
    (Increase) decrease in inventories            (879,000)      (152,000)
    (Increase) decrease in prepaid
     expenses and other                            100,000       (236,000)
    Increase (decrease) in accounts payable        476,000       (171,000)
    Increase (decrease) in other accrued
     liabilities                                   223,000        112,000)
                                                ----------    -----------
    Total adjustments                             (361,000)      (830,000)
                                                ----------    -----------
     Net cash provided (used) by
      operating activities                         210,000       (581,000)
                                                ----------    -----------

  Cash flows from investing activities:
  Expenditures for equipment                       (61,000)       (46,000)
  Deferred proceeds from sales of net assets          --           84,000
  (Increase) in other assets                       108,000         39,000
                                                ----------    -----------
     Net cash provided (used) by
      investing activities                         (47,000)        77,000
                                                ----------    -----------
  Cash flows from financing activities:
                                                      --             --
                                                      --             --
     Net borrowings (payments) of
      long-term obligations                       (449,000)      (275,000)
                                                ----------    -----------
      Net cash provided (used) by
       financing activities                       (449,000)      (275,000)
                                                ----------    -----------

  Increase (decrease) in cash                     (192,000)      (779,000)

  Cash and cash equivalents, beginning
     of period                                     192,000      1,489,000
                                                ----------    -----------
  Cash and cash equivalents, end of period       $    --       $  710,000
                                                ----------    -----------

See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1996, and the consolidated statements of operations and cash flows for the three months and six months ended June 30, 1996 and June 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1996 and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the periods ended June 30, 1996 and June 30, 1995 are not necessarily indicative of the operating results for the full years.

NOTE 1.  PROVISION FOR INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109 for accounting for income taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's net income for the three months and six months ended June 30, 1996.

For Federal tax purposes, the Company has a tax basis net operating loss carryforward of $4,200,000 expiring through 2009. During the three months and six months ended June 30, 1996, the income tax provision reflects the utilization of available operating loss carryforwards in lieu of income taxes that would have been incurred. Utilization of the remaining carryforwards is dependent on future taxable income.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are based on the weighted average number of shares outstanding -

     For the three months ended June 30, 1995     6,051,823
     For the six months ended June 30, 1995       6,040,856
     For the three months ended June 30, 1996     6,222,301
     For the six months ended June 30, 1996       6,163,057

Assumed exercise of outstanding options have been considered in the computation of per share data to the extent they cause dilution.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996

Net sales for the quarter ended June 30, 1996 increased by 28% to $9,091,000 compared to $7,089,000 in the prior year's period. Significant sales increases were experienced in the Company's non dairy beverages and canned products. The introduction of non dairy beverages in half gallon sizes provided the major impetus to the increase. Vestro is currently the only company in its marketplace to offer this larger size. A new full truckload promotion sparked the sale of canned products.

Gross profit of the Company was $3,460,000 or 38.1% of sales for the quarter ended June 30, 1996 compared to $2,548,000 or 35.9% of sales in 1995. The gross margin increase of 2.2% was caused by a positive change in product mix during 1996 toward the Company's higher margin product categories. In addition several of the Company's new product offerings provide better margins than existing products.

Selling, general and administrative expenses were $3,043,000 or 33.5% of sales for the quarter ended June 30, 1996 compared to $2,448,000 or 34.5% of sales in 1995. The increase was due largely to programs with distributors and retailers to promote the Company's products at attractive retail prices.
 The Company believes that these expenditure helped produce the sales increase that was experienced during this period.

The Company had net interest and other expense of $65,000 in the current quarter compared to income of $20,000 in the prior year. In 1995 the Company recognized $83,000 of income upon the collection of the final payment on a note receivable from the purchaser of the Company's fine baked goods operation. The Company recorded $39,000 of income tax expense, representing state income taxes and the Federal alternative minimum tax, in the quarter ended June 30, 1996.

As a result of the above, the Company recorded net income of $313,000 or $.05 per share for the quarter ended June 30, 1996, while in the quarter ended June 30, 1995 the Company recorded net income of $118,000, or $.02 per share.

SIX MONTHS ENDED JUNE 30, 1996

Net sales for the six months ended June 30, 1996 increased by 24% to $17,191,000 compared to $13,820,000 in the prior year's period. Significant sales increases were experienced in the Company's major product categories with particularly strong increases in non dairy beverages, snack foods and canned products. New product introductions- half gallon sizes of several of the Company's best selling non dairy beverages and big bag versions of three of the Company's best selling snack food products - accounted for a portion of the sales increase.

Gross profit of the Company was $6,498,000 or 37.8% of sales for the quarter ended June 30, 1996 compared to $4,899,000 or 35.4% of sales in 1995. The gross margin increase of 2.4% was caused by a positive change in product mix during 1996 toward the Company's higher margin product categories. In addition several of the Company's new product offerings provide better margins than previous products.

Selling, general and administrative expenses were $5,747,000 or 33.4% of sales for the quarter ended June 30, 1996 compared to $4,605,000 or 33.3% of sales in 1995. The increase was due largely to programs with distributors and retailers to promote the Company's products at attractive retail prices. The Company believes these expenditures helped lead to the sales increase that was experienced.

The Company had net interest and other expense of $133,000 in the six months ended June 30, 1996 compared to net interest and other expense of $41,000 in the prior year. The Company recorded $47,000 of income tax expense, representing state tax and the Federal alternative minimum tax, in the quarter ended June 30, 1996.

As a result of the above, the Company recorded net income of $571,000 or $.09 per share for the six months ended June 30, 1996, while in the six months ended June 30, 1995, the Company recorded net income of $249,000, or $.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company did not have a cash balance. However, the Company has a line of credit with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. At June 30, 1996, there was no balance outstanding under this line of credit and $2,900,000 of borrowing capacity.

The Company has outstanding $3,064,000 of Subordinated Notes. The
Subordinated Notes call for monthly principal and interest payments. During the 12 months ending December 31, 1996, the Company is obligated to pay $675,000 of principal and $248,000 of interest on these notes.

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

                                     VESTRO NATURAL FOODS INC.




Date: August 8, 1996             By: /s/ B. ALLEN LAY
      -------------------            ------------------------------------
                                     B. Allen Lay
                                     President and Chief Executive
                                     Officer




Date: August 8, 1996             By: /s/ STEPHEN I. SCHORR
      -------------------            ------------------------------------
                                     Stephen I. Schorr
                                     Vice President, Finance