Form 10-Q
period 1996-09-30
VESTRO NATURAL FOODS INC /DE/
filed 1996-11-08
CIK 80418

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter ended          September 30, 1996
                       --------------------------------------------

Commission file number               0-2246
                       --------------------------------------------

                           VESTRO NATURAL FOODS INC.
    --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                               11-1676942
-------------------------------------  --------------------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)            Identification Number)


            1065 East Walnut Street, Carson, California 90746
-------------------------------------------------------------------------
      (Address of principal executive offices)      (Zip code)


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

As of October 25, 1996, 5,950,588 shares of the Registrant's Common Stock, par value $.01 were issued and outstanding.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS


                                              September 30,    December 31,
                                                  1996            1995
                                              -------------   ------------
                                               (Unaudited)
Current assets:
    Cash and cash equivalents                 $     -         $   192,000
    Accounts receivable trade - net             2,649,000       2,084,000
    Inventories                                 3,440,000       2,910,000
    Prepaid expenses and other                    852,000         973,000
                                              -----------     -----------
                                                6,941,000       6,159,000
                                              -----------     -----------
Properties, at cost:
    Machinery and equipment                       632,000         566,000
    Leasehold improvements                         15,000          15,000
                                              -----------     -----------
                                                  647,000         581,000
    Less accumulated depreciation                 491,000         425,000
                                              -----------     -----------
                                                  156,000         156,000
Excess of cost over net assets of
 businesses acquired - net                      6,748,000       6,907,000

Other assets                                      414,000         545,000
                                              -----------     -----------

        Total assets                          $14,259,000     $13,767,000
                                              -----------     -----------


        See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                             September 30,    December 31,
                                                  1996            1995
                                             -------------     ------------
                                              (Unaudited)
Current liabilities:

    Accounts payable                          $ 2,001,000      $ 2,409,000
    Notes Payable-current portion               1,092,000          775,000
    Accrued liabilities                           834,000          507,000
                                              -----------      -----------
                                                3,927,000        3,691,000
Notes payable                                   2,127,000        2,765,000
                                              -----------      -----------
    Total liabilities                           6,054,000        6,456,000

Commitments and contingencies (Note 3)

    Common stock, $.01 par value, 30,000,000
     shares authorized: 5,950,588
     shares issued and outstanding                 60,000           60,000
    Additional paid-in capital                 16,758,000       16,758,000
    Accumulated deficit                        (8,613,000)      (9,507,000)
                                              -----------      -----------
                                                8,205,000        7,311,000
                                              -----------      -----------
Total liabilities and shareholders' equity    $14,259,000      $13,767,000
                                              -----------      -----------


        See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended
                                                        September 30,
                                              ------------------------------
                                                   1996             1995
                                              -------------    -------------

Net sales                                     $  8,188,000     $ 7,066,000
Cost of sales                                    5,036,000       4,421,000
                                              ------------     ------------

Gross profit                                     3,152,000       2,645,000
Selling, general and
      administrative expense                     2,703,000       2,429,000
                                              ------------     ------------
Operating income                                   449,000         216,000

Interest & other income (expense)                  (64,000)        (58,000)
                                              ------------     ------------

Net income before income taxes                     385,000         158,000

Income tax provision                                61,000
                                              ------------     ------------

Net income                                    $    324,000     $   158,000

EARNINGS PER COMMON SHARE

Net income                                    $        .05     $       .03
                                              ------------     ------------


         See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                              ------------------------------
                                                   1996             1995
                                              -------------    -------------

Net sales                                      $25,378,000      $20,886,000
Cost of sales                                   15,728,000       13,342,000
                                              -------------    -------------

Gross profit                                     9,650,000        7,544,000
Selling, general and
      administrative expense                     8,453,000        7,034,000
                                              -------------    -------------
Operating income                                 1,197,000          510,000

Interest & other income (expense)                 (198,000)         (99,000)
                                              -------------    -------------

Income before income taxes                         999,000          411,000

Income tax provision                               105,000            4,000
                                              -------------    -------------

Net Income                                     $   894,000      $   407,000

EARNINGS PER COMMON SHARE

Net income                                     $       .14      $       .07
                                              -------------    -------------


          See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                              ------------------------------
                                                   1996             1995
                                              -------------    -------------

Cash flows from operating activities:

  Net income                                   $   894,000      $   407,000
  Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
  Depreciation and amortization                    225,000          216,000
    Provision for doubtful accounts                 11,000           27,000
  Change in assets and liabilities,
     net of effect of business acquisitions:
    (Increase) decrease in accounts receivable    (576,000)        (725,000)
    (Increase) decrease in inventories            (530,000)        (165,000)
    (Increase) decrease in prepaid
     expenses and other                           (121,000)        (439,000)
    Increase (decrease) in accounts payable       (408,000)        (341,000)
    Increase (decrease) in other accrued
     liabilities                                   327,000         (110,000)
                                              -------------    -------------
          Total adjustments                       (830,000)      (1,537,000)
                                              -------------    -------------

     Net cash provided (used) by
      operating activities                          64,000       (1,130,000)
                                              -------------    -------------

  Cash flows from investing activities:
  Expenditures for equipment                       (66,000)         (53,000)
  Deferred proceeds from sales of net assets            --           84,000
  (Increase) decrease in other assets              116,000           37,000
                                              -------------    -------------
     Net cash provided (used) by
      investing activities                          50,000           68,000
                                              -------------    -------------

  Cash flows from financing activities:

  Payments on subordinated notes                  (506,000)        (412,000)
  Net borrowings (payments) on
     line of credit                                200,000               --
                                              -------------    -------------

      Net cash provided (used) by
       financing activities                       (306,000)        (412,000)
                                              -------------    -------------

  Increase (decrease) in cash                     (192,000)      (1,474,000)
  Cash and cash equivalents, beginning
     of period                                     192,000        1,489,000
                                              -------------    -------------
  Cash and cash equivalents, end of period     $         0       $   15,000
                                              -------------    -------------



        See accompanying notes to consolidated financial statements.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1996 and September 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1996 and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the periods ended September 30, 1996 and September 30, 1995 are not necessarily indicative of the operating results for the full years.

NOTE 1.  PROVISION FOR INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109 for accounting for income taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's net income for the three months and nine months ended September 30, 1996.

For Federal tax purposes, the Company has a tax basis net operating loss carryforward of $3,800,000 expiring through 2009. During the three months and nine months ended September 30, 1996, the income tax provision reflects the utilization of available operating loss carryforwards in lieu of income taxes that would have been incurred. Utilization of the remaining carryforwards is dependent on future taxable income.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are based on the weighted average number of shares outstanding -

     For the three months ended September 30, 1995     6,129,823
     For the nine months ended September 30, 1995      6,070,528
     For the three months ended September 30, 1996     6,348,042
     For the nine months ended September 30, 1996      6,231,495

Assumed exercise of outstanding options have been considered in the computation of per share data to the extent they may cause dilution.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the quarter ended September 30, 1996 increased by 16% to
$8,188,000 compared to $7,066,000 in the prior year's period.   Significant
sales increases were experienced in the Company's non dairy beverages and canned products. The introduction of canned organic vegetables (peas, green beans and corn) and the previously introduced non dairy beverages in half gallon sizes provided the major impetus to the increase. A new full truckload promotion sparked the sale of canned products, and snack foods, led by Big Bag potato chips, produced an increase over the prior year.

Gross profit of the Company was $3,152,000 or 38.5% of sales for the quarter ended September 30, 1996 compared to $2,645,000 or 37.4% of sales in 1995. The gross margin increase of 1.1% was caused by a change in product mix during 1996 toward the Company's higher margin product categories. In addition, several of the Company's new product offerings provide better margins than existing products.

Selling, general and administrative expenses were $2,703,000 or 33.0% of sales for the quarter ended September 30, 1996 compared to $2,429,000 or 34.4% of sales in 1995. The increase was due largely to programs with distributors and retailers to promote the Company's products at attractive
retail prices.   The Company believes that these expenditures helped produce the sales increase which was experienced during this period.

The Company had net interest and other expense of $64,000 in the current quarter compared to expense of $58,000 in the prior year. The Company recorded $61,000 of income tax expense, representing state income taxes and the Federal alternative minimum tax, in the quarter ended September 30, 1996.

As a result of the above, the Company recorded net income of $324,000 or $.05 per share for the quarter ended September 30, 1996, more than double the net income of the quarter ended September 30, 1995 of $158,000 or $.03 per share.

NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the nine months ended September 30, 1996 increased by 22% to $25,378,000 compared to $20,886,000 in the prior year's period. Significant sales increases were experienced in the Company's major product categories with particularly strong increases in non dairy beverages, snack foods and canned products. New product introductions- half gallon sizes of several of the Company's best selling non dairy beverages, Big Bag versions of three of the Company's best selling snack food products and canned organic vegetables (peas, green beans and corn)- accounted for a portion of the sales increase. A truckload promotion on the Company's canned products produced significant increases in that product category.

Gross profit of the Company was $9,650,000 or 38.0% of sales for the nine months ended September 30, 1996 compared to $7,544,000 or 36.1% of sales in 1995. The gross margin increase of 1.9% was caused by a positive change in product mix during 1996 toward the Company's higher margin product categories. In addition, several of the Company's new product offerings provide better margins than previous products.

Selling, general and administrative expenses were $8,453,000 or 33.3% of sales for the nine months ended September 30, 1996 compared to $7,034,000 or 33.7% of sales in 1995. The increase was due largely to programs with distributors and retailers to promote the Company's products at attractive retail prices. The Company believes these expenditures helped lead to the sales increase which was experienced.

The Company had net interest and other expense of $198,000 in the nine months ended September 30, 1996 compared to net interest and other expense of $99,000 in the prior year. The Company recorded $105,000 of income tax expense, representing state income taxes and the Federal alternative minimum tax, in the quarter ended September 30, 1996.

As a result of the above, the Company recorded net income of $894,000 or $.14 per share for the nine months ended September 30, 1996, more than double the net income of the nine months ended September 30, 1995 of $407,000 or $.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company did not have a cash balance. However, the Company has a line of credit with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. At September 30, 1996, there was $300,000 outstanding under this line of credit and $2,600,000 of additional borrowing capacity.

The Company has outstanding $2,895,000 of Subordinated Notes. The Subordinated Notes call for monthly principal and interest payments. During the next 12 months, through September 30, 1997, the Company is obligated to pay $792,000 of principal and $203,000 of interest on these notes.

The Company projects that cash flow from operations together with the availability under its credit line should be sufficient to support its operating needs for at least the current fiscal year.

                           Part II - OTHER INFORMATION


Item 4.   Submission or Matters to a Vote or Security Holders

     a) At the Annual Meeting of Shareholders held on June 20, 1996 the shareholders:

          1) Elected nine directors to serve until the next Annual Meeting - Robert J. Cresci, Allan Dalfen, Anthony Harnett, B. Allen Lay, Jay J. Miller, Stephen Monticelli, F. Noel Perry, Henry W. Poett III and Donald R. Stroben.

          2)   Voted to adopt the 1996 Incentive Stock Plan.

          3) Ratified and approved the grant of non-qualified options to purchase an aggregate of 160,000 shares of common Stock to non-employee directors.

                   VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VESTRO NATURAL FOODS INC.




Date: November 6, 1996               By: /s/ B. Allen Lay
     --------------------                ---------------------------------
                                         B. Allen Lay
                                         President and Chief Executive
                                         Officer




Date: November 6, 1996               By: /s/Stephen I. Schorr
     --------------------                ---------------------------------
                                         Stephen I. Schorr
                                         Vice President, Finance