Form 10-K
period 1996-12-31
VESTRO NATURAL FOODS INC /DE/
filed 1997-03-31
CIK 80418

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

        (Mark Only One)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        For fiscal year ended: December 31, 1996

                                       OR

     () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For transition period from..............to............
                       Commission File Number 0-2246

                            VESTRO NATURAL FOODS INC.
--------------------------------------------------------------------------------
               (Exact name of Registrant as specified in Charter)

            Delaware                                     11-1676942
-------------------------------                     --------------------
(State of Other Jurisdiction of                     (IRS Employer I.D.#)
Incorporation or Organization)

                    1065 East Walnut Street, Carson, CA 90746
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number:                              (310) 886-8200
------------------------------                              --------------

          Securities Registered Pursuant to Section 12 (b) of the Act:
                                      NONE
          Securities Registered Pursuant to Section 12 (g) of the Act:

                          Common Stock ($.01 par value)
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 3, 1997: $6,018,785

Number of shares of Common Stock outstanding on March 3, 1997:  5,950,588.

The Exhibit Index is located on Page Number 36 .

                                     Part I

Item 1.   BUSINESS

     Vestro Natural Foods Inc. ("Company") is engaged in the marketing and distribution of natural and organic food products.

     The Company, a Delaware corporation, was originally incorporated in New York on June 13, 1947 under the name of Project Fabrication Corporation. In 1987, the Company assumed the name Vestro Foods Inc., adopting its present name in 1994. The Company began its program of acquiring specialty food companies during 1987 as a result of an equity infusion of $3,420,000 (later increased to $5,000,000) by a group of institutional investors.

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

     Effective December 18, 1992, substantially all of the assets of the Company's Fine Baked Products operations, Heidi's Pastry, Inc. and Jan Holzmeister Cheesecake, Ltd., were sold. Reference is made to Form 8-K dated December 18, 1992 which is incorporated herein by reference.

     On January 10, 1994, an Exchange Agreement was executed providing for the exchange of the Company's outstanding Series A Convertible Preferred Stock ("Series A Stock") and 10% Exchangeable Convertible Preferred Stock for 3,899,570 (after the reverse split described below) shares of the Company's Common Stock and $1,500,000 of Subordinated Notes. In addition, $2,872,000 principal amount of Subordinated Notes were issued to the holders of the Company's 10% Stock. Reference is made to Form 8-K dated January 10, 1994 which is incorporated herein by reference.

     On January 21, 1994, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to effect a reverse split of the Company's Common Stock on the basis of one new share for each ten shares issued and outstanding.

NATURAL FOOD

     Westbrae Natural Foods, Inc. and Little Bear Organic Foods Inc. are the Company's subsidiaries operating in the Natural Food industry.

     Westbrae markets an extensive line of natural food products, including soy and rice beverages, cookies, potato chips, canned beans, soups, pasta, condiments, tahini, ramen soups, soy sauce and rice cakes. Westbrae's products are sold nationally through specialty food distributors, which in turn sell to retail natural food stores, specialty food stores and mass market food stores. Westbrae's products are marketed under the trade names Westbrae Natural, WestSoy and Right from the Field.

     Little Bear has been a leader in the natural food industry in the use of organic products, i.e. those grown without the use of chemical fertilizers or pesticides. Little Bear's product lines consist of snack foods (blue, yellow and white corn tortilla chips, popcorn, corn chips, cheddar puffs, and licorice) and canned products (refried beans, chili, baked beans, bean dip, salsa).
Little Bear's products are marketed under the trade names Little Bear and Bearitos.

     The Company believes there is significant potential in the expansion of Little Bear's organic product lines as well as new Westbrae products which are organic. Little Bear and Westbrae operate in the same marketplace and sell their products through the same distribution channels for sale nationally by natural food, specialty food and mass market retail stores.

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

     In March, 1990, Westbrae introduced Westsoy Lite, a reduced fat (1%) soy beverage in three flavors, cocoa, vanilla, and plain. This product line was unique in the natural food industry and has produced significant sales for the Company.

     In September, 1991, Westbrae introduced Westsoy Plus, a fortified (with vitamins and calcium) soy beverage in three flavors.

     In 1992, Westbrae and Little Bear introduced items that fit into the growing trend to "low fat" food products. Westbrae added a line of five Lite Malteds to its soy beverage offerings. Little Bear brought out a Lite version of its Cheddar Puffs.

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

     In 1995, the Company introduced corn chips in four varieties, the first in the natural foods industry. To reinforce its commitment to lowfat and nonfat products, the Company reformulated its soups, caramel corn and baked chips to improve their taste while retaining their healthy characteristics

     In 1996, Westbrae became the first company to sell non dairy beverages in an aseptic half gallon size. Westbrae introduced six varieties of non dairy beverages in this size. Also introduced during the year were Sweet Interludes shortbread cookies in four flavors, popcorn bars in two flavors and three varieties of canned organic vegetables.

     Approximately 5% of Westbrae's products are currently imported through one trading company in Japan. Westbrae is subject to the risks of currency price fluctuations on these products. During certain times of the year certain items with long lead delivery times must be purchased in advance and inventoried to ensure available product at reasonable prices. Some raw materials used in the Company's products are subject to seasonal availability.

     The Company uses copackers to process products to the Company's specifications. In some product lines, the Company uses only one source. In the past the Company has been able to change copackers without a significant disruption of its business. However, the loss of a copacker could disrupt the Company's supply chain of those products resulting in reduced revenue in that product line until a replacement is found.

     Westbrae and Little Bear compete with a number of producers of natural and organic food products on a national basis. The principal factors of competition are believed to be the formulation of natural and organic products and consumer confidence in the nutritional content of the ingredients. The Company believes it prices its products competitively and has a well recognized and trusted name in its marketplace.

     Sales to three customers amounted to $9,126,000 (27%), $6,275,000 (18%)and $4,728,000 (14%), respectively, of consolidated net sales in 1996. Although sales of several of the Company's products (i.e. soups) may be affected by seasonal usage, the Company's overall product sales do not exhibit a high degree of seasonality. The Company does not normally have a material backlog.
     The Company currently employs 39 people.

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

Item 2.    PROPERTIES

     Vestro Natural Foods Inc., Westbrae and Little Bear currently lease 9,600 square feet of office space in Carson, California. The lease for this property runs to September 30, 1997 with a short term cancellation clause. In addition, the Company currently rents 38,000 square feet of warehouse space in the same building for the storage and shipping of its inventory. The Company believes that this arrangement should be adequate to meet its needs for the foreseeable future. The Company is in discussion to extend the lease term as well as exploring alternative facility locations. Westbrae and Little Bear also utilize public warehouses as well as the facilities of co-packers to inventory and distribute their products.

Item 3.   LEGAL PROCEEDINGS

          None.

Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          None.

                              Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol VEST. The following table sets forth the high and low trading prices for the quarters commencing January 1, 1995 through December 31, 1996.

               1995                High           Low
          ----------------         -----          ----

          First Quarter            2              1-1/4
          Second Quarter           1-7/8          1-1/2
          Third Quarter            2-1/2          1-5/8
          Fourth Quarter           2              1-3/8

               1996                High           Low
          ----------------         -----          ----

          First Quarter            2-5/8          1-1/2
          Second Quarter           2-7/8          2-1/4
          Third Quarter            4-1/8          2
          Fourth Quarter           3-3/4          2-7/8

     The Company had approximately 800 holders of record of its Common Stock as of February 28, 1997.

     The Company has not paid any dividends on its Common Stock during the past two fiscal years and does not anticipate paying a dividend this fiscal year.

Item 6.   SELECTED FINANCIAL DATA
---------------------------------

                                                                  1996           1995           1994           1993           1992
                                                                  ----           ----           ----           ----           ----
Selected statement of operations data

Net Sales                                                  $32,583,000    $28,836,000    $24,892,000    $26,065,000    $36,847,000
Gross Profit                                                12,440,000     10,462,000      8,833,000      8,824,000     10,585,000
Earnings from                                                1,203,000        602,000        538,000      1,535,000     (3,551,000)
  Continuing Operations

Earnings (loss) from                                             $0.19          $0.10          $0.09          $0.28         ($2.60)
  Continuing Operations per
  Share of Common Stock

Selected Balance Sheet Data
  Current Assets                                            $6,517,000     $6,159,000     $6,336,000     $5,439,000     $6,211,000
  Property, Plant and
    Equipment, Net                                             169,000        156,000        166,000        172,000        139,000
  Other Assets                                               7,084,000      7,452,000      7,772,000      7,663,000      7,810,000
                                                           -----------------------------------------------------------------------
TOTAL ASSETS                                               $13,775,000    $13,767,000    $14,276,000    $13,274,000    $14,160,000

                                                           -----------------------------------------------------------------------

Current Liabilities                                         $3,348,000     $3,691,000     $4,165,000     $2,900,000     $5,321,000
Long-term obligations                                        1,913,000      2,765,000      3,402,000              -              -

Shareholders' Equity                                         8,514,000      7,311,000      6,709,000     10,374,000      8,839,000

Total Liabilities and                                      -----------------------------------------------------------------------
Shareholders' Equity                                       $13,775,000    $13,767,000    $14,276,000    $13,274,000    $14,160,000
                                                           -----------------------------------------------------------------------

No dividends were declared on the Company's Common Stock during any of the above periods.

Cumulative preferred dividends of $1,048,000 for each of the years ended December 31, 1993, and 1992, not paid or declared are deducted from net income
(loss) applicable to common shareholders in the period in which they are earned.

In 1992, results were affected by the sale of substantially all the assets of Heidi's Pastry, Inc. and Jan Holzmeister Cheesecake, Ltd.

Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company located elsewhere in this Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of January 1, 1994, the Company entered into a credit agreement with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. Under the terms of the agreement, the Company had $2,400,000 of borrowing capacity at December 31, 1996. At December 31, 1996, no borrowing was outstanding under this facility. This agreement expires on April 30, 1997. The bank has made a proposal to renew the agreement.

The Company's Senior Subordinated Notes A, totalling $1,226,000, are payable, interest and principal, monthly through May 15, 1998. $676,000 of principal was paid in 1996 with principal payments of $831,000 due in 1997. Senior Subordinated Notes B, totalling $1,500,000, are payable, interest only, quarterly through May 15, 1998. Principal payments will then be made quarterly through November 15, 1999. Interest on both series is payable at 8% per annum. Payments of interest or principal on the Senior Subordinated Notes B are subject to a limitation that the total principal and interest paid on both series in any fiscal quarter cannot exceed 30% of net income. During 1996, the Board of Directors determined that, due to the Company's cash position and availability under its credit line, interest on Subordinated Notes B would be paid.

During the year 1996, cash generated by the Company's operations was used for principal payments of the Subordinated Notes and increased inventory levels, largely for new products introduced during the year.

The Company anticipates that cash flow from operations together with its current cash balance and the availability under its credit line should be sufficient to support its operating needs for at least the current fiscal year.

INFLATION

In general, the impact of inflation on the Company's operations has not been and is not expected to be significant. The Company has been able, from time to time, to make selected price increases which have offset the effects of rising costs.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Net sales for the year ended December 31, 1996 were $32,583,000, an increase of 13% from net sales of $28,836,000 in the prior year. The sales increase for the year reflects several important marketing strategies adopted by the Company as described herein. The Company's canned products sales grew by over 30% for the year largely due to additional attractive offerings in this category. During 1996, Vestro introduced canned organic vegetables and semi-condensed soups. Vestro has built brand equity in its extensive lines of canned goods and has grown to be among the natural food industry's leaders in this product category through significant product introductions during the last two years.

The Company's non dairy beverage business experienced significant growth due to the introduction of six varieties of its Westbrae non dairy beverages in a half gallon size container. The Company is the only producer of non dairy beverages in half gallons in the natural food marketplace and believes that consumer acceptance of this size product should grow to mirror that of dairy milk products. Westbrae's established non dairy products also continued their record of year over year growth.

     Gross profit of the Company was $12,440,000 or 38.2% of sales for the year ended December 31, 1996 compared to $10,462,000 or 36.3% of sales in 1995. The 1.9% improvement in gross profit margin reflects the Company's objective of formulating new products (and when possible, reformulating existing products) to produce better gross margins.

     Selling, general and administrative expenses were $10,822,000 or 33.2% of sales for the year ended December 31, 1996 compared to $9,676,000 or 33.6% of sales in 1995. The increase was due almost entirely to increased variable expenses, principally promotional expenditures with retailers and distributors to promote the Company's products at attractive retail prices. The Company believes these expenditures contributed to the generation of increased revenue. The non-variable component of the Company's selling, general and administrative expenses remained level with the prior year.

     The Company had net interest expense of $266,000 in 1996 compared to net interest expense of $259,000 in the prior year. The interest expense arises from regular payments on the Company's Subordinated Notes as well as short term borrowing under the Company's line of credit. The Company had other income
(net) of $9,000 in 1996 compared to $89,000 in 1995. During 1995, the Company recorded $83,000 of income from an adjustment to the valuation reserve recorded against the receivable from the purchaser of the Company's Fine Baked Products operations. This note was fully collected in 1995 and no additional income was recognized in 1996.

     The Company recorded income tax expense of $158,000 for the year ending December 31, 1996. The Company's state net operating loss carry forward was fully utilized early in 1996 and state income taxes were accrued on the balance of the Company's income.

Provision was also made for Federal alternative minimum tax.

     As a result of the above items, the Company recorded net income of $1,203,000 or $.19 per share for the year ended December 31, 1996. In the year ended December 31, 1995, the Company had net income of $602,000 or $.10 per share.

1995 COMPARED TO 1994

     Net sales for the year ended December 31, 1995 were $28,836,000 an increase of 16% over net sales of $24,892,000 in the prior year. A major contribution to the increased level was the introduction of Chocolate Chip Classic and Cookie Classic reduced fat cookies. These cookies, in ten flavors, accounted for over $2.5 million of net sales in 1995. The Company's non dairy beverages also experienced a significant increase of 19% over 1994.

     Gross profit of the Company was $10,462,000 or 36.3% of sales for the year ended December 31, 1995 compared to $8,833,000 or 35.5% of sales in 1994. Margins on the Company's non dairy beverages improved somewhat from 1994, offsetting increased costs of Japanese products due to the weakened dollar early in the year.

     Selling, general and administrative expenses were $9,676,000 or 33.6% of sales for the year ended December 31, 1995 compared to $8,168,000 or 32.8% of sales in 1994. The increase was due largely to marketing expenses incurred to promote the Company's products. In 1995, the Company began its first consumer magazine advertising program with placements in seven healthy lifestyle magazines. In addition, the Company sponsored a promotion in conjunction with Dr. Earl Mindell's book "The Soy Miracle." The Company provided displays to most natural food stores in the country and gave the book to consumers who purchased the Company's soy beverages.

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

     As a result of the above items, the Company recorded net income of $602,000 or $.10 per share for the year ended December 31, 1995. In the year ended December 31,1994, the Company had net income of $538,000 or $.09 per share.

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

  Name                        Age            Position
  ----                        ---            --------

B. Allen Lay                  62             Chairman of the Board,
                                             President and Chief Executive
                                             Officer.

Stephen Schorr                51             Vice President,
                                             Finance, Secretary,
                                             Treasurer and Chief
                                             Financial Officer.

     Mr. Lay was elected President and Chief Executive Officer of the Company on January 12, 1995 and Chairman of the Board on August 6, 1996. Mr. Lay has been a Director of the Company since 1987. Mr. Lay has served as a General Partner of Southern California Ventures, a venture capital firm, since May, 1983. He is a director of PairGain Technologies (OTC), Physical Optics Corp., Kofax Imaging, ViaSat Inc., Helisys and Medclone Inc. Mr. Lay was Chairman and C.E.O. of Meridian Data Inc. from July, 1993 to December, 1994.

     Mr. Schorr joined the Company in July, 1988 as Vice President, Finance. He is an Officer and Director of each of the Company's subsidiaries. From December, 1982 through June, 1988, he held the positions of Vice President, Finance and Corporate Controller of Linear Corporation, a manufacturer of electronic components.

SIGNIFICANT EMPLOYEES

     Andrew Jacobson, 36, is President of Westbrae and Little Bear. From 1985 to 1992, Mr. Jacobson was employed by Tree of Life Inc. a major national natural products distributor, in several executive capacities culminating as Director of Sales of Tree of Life West prior to joining Westbrae in November, 1992. Mr. Jacobson is a member of the Board of Directors of the National Nutritional Foods Association.

     Myron Cooper, 63, is Vice President, Technical Services of Westbrae and Little Bear. Prior to joining Vestro in 1988, Mr. Cooper held executive positions in operations, marketing, product development and qulity control with Kellogg's, Fairmont Foods and Hain Pure Food Company. Mr. Cooper holds a Ph. D. in Food Science and Biochemistry. He is Vice President of the Soy Foods of America Association and a member of the California Organic Advisory Board.

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for information regarding the Company's executive officers (See Item
10), the information called for by Items 10 through 13 is incorporated in this Report by reference to the definitive Information Statement for the Company's 1997 Meeting of Shareholders.

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

          1.   FINANCIAL STATEMENTS

               The following Consolidated Financial Statements of Vestro Natural Foods Inc. and subsidiary companies are incorporated by reference in Part II, Item 8:

                                                          Pages
                                                         -------
               REPORT OF INDEPENDENT ACCOUNTANTS.....       14

               CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1996 and 1995..........       15

               CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31,
                 1996, 1995, and 1994................       16

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                 EQUITY FOR THE YEARS ENDED
                 DECEMBER 31, 1996, 1995, and 1994...       17

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996,
                 1995, and 1994......................       18

               NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS...........................       19-29

          2.   FINANCIAL STATEMENT SCHEDULES

          All financial statement schedules are omitted because they are not applicable, or because the information required is either immaterial or included in the Consolidated Financial Statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Vestro Natural Foods Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 13 present fairly, in all material respects, the financial position of Vestro Natural Foods Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP


PRICE WATERHOUSE LLP
Costa Mesa, California
March 25, 1997

VESTRO NATURAL FOODS INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                     DECEMBER 31,
                                                                 1996           1995
ASSETS

Current assets:
  Cash and cash equivalents                                $     1,000    $   192,000
  Accounts receivable, trade - net of allowance
    for doubtful accounts of $52,000 and $49,000             2,105,000      2,084,000
  Inventories (Note 1)                                       3,779,000      2,910,000
  Prepaid expenses                                             632,000        973,000
                                                           -----------    -----------
        Total current assets                                 6,517,000      6,159,000
                                                           -----------    -----------
Properties (Note 1):
  Machinery and equipment                                      667,000        566,000
  Leasehold improvements                                        16,000         15,000
                                                           -----------    -----------
                                                               683,000        581,000
  Less accumulated depreciation and amortization               514,000        425,000
                                                           -----------    -----------
                                                               169,000        156,000
                                                           -----------    -----------
Excess of cost over net assets of businesses
  acquired - net of accumulated amortization
  of $1,583,000 and $1,370,000 (Note 1)                      6,694,000      6,907,000
Other assets                                                   395,000        545,000
                                                           -----------    -----------
        Total assets                                       $13,775,000    $13,767,000
                                                           -----------    -----------
                                                           -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 1,713,000    $ 2,409,000
  Accrued liabilities (Note 10)                                786,000        507,000
  Current portion of long-term debt (Note 3)                   849,000        775,000
                                                           -----------    -----------
        Total current liabilities                            3,348,000      3,691,000
Long-term debt, net of current portion (Note 3)              1,913,000      2,765,000
                                                           -----------    -----------
        Total liabilities                                    5,261,000      6,456,000
                                                           -----------    -----------
Commitments and contingencies (Notes 3 and 9)

Shareholders' equity (Notes 5 and 6):
  Common stock, $.01 par value, 30,000,000 shares
    authorized; 5,950,588 shares issued and outstanding         60,000         60,000
  Additional paid-in capital                                17,202,000     17,202,000
  Note receivable under stock purchase plan                   (444,000)      (444,000)
  Accumulated deficit                                       (8,304,000)    (9,507,000)
                                                           -----------    -----------
        Total shareholders' equity                           8,514,000      7,311,000
                                                           -----------    -----------
        Total liabilities and shareholders' equity         $13,775,000    $13,767,000
                                                           -----------    -----------
                                                           -----------    -----------


          See accompanying notes to consolidated financial statements.

VESTRO NATURAL FOODS INC.

CONSOLIDATED INCOME STATEMENT
--------------------------------------------------------------------------------

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                               1996           1995           1994

Net sales                                                 $ 32,583,000   $ 28,836,000   $ 24,892,000

Cost of goods sold                                          20,143,000     18,374,000     16,059,000
                                                          ------------   ------------   ------------

  Gross profit                                              12,440,000     10,462,000      8,833,000

Selling, general and administrative expenses                10,822,000      9,676,000      8,168,000
                                                          ------------   ------------   ------------

  Income from operations                                     1,618,000        786,000        665,000

Interest expense                                              (266,000)      (259,000)      (257,000)
Other income, net                                                9,000         89,000        148,000
                                                          ------------   ------------   ------------

  Income before provision for income taxes                   1,361,000        616,000        556,000

Provision for income taxes (Note 4)                            158,000         14,000         18,000
                                                          ------------   ------------   ------------

Net income                                                $  1,203,000   $    602,000   $    538,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------


Earnings per common share (Note 1)                                $.19           $.10           $.09
                                                                  ----           ----           ----
                                                                  ----           ----           ----

Weighted average common shares outstanding                   6,275,125      6,067,376      6,260,130
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------

          See accompanying notes to consolidated financial statements.

VESTRO NATURAL FOODS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                                           NOTE
                                                                10%                                                     RECEIVABLE
                                              SERIES A      CONVERTIBLE                                                    UNDER
                                             CONVERTIBLE   EXCHANGEABLE                   ADDITIONAL                       STOCK
                                              PREFERRED      PREFERRED       COMMON         PAID-IN      ACCUMULATED     PURCHASE
                                                STOCK          STOCK          STOCK         CAPITAL        DEFICIT         PLAN

Balance at December 31, 1993               $  1,140,000   $  8,768,000   $     17,000   $ 11,096,000   $(10,647,000)

Exchange of 3,899,570 shares
  of common stock for
  preferred stock (Note 5)                   (1,140,000)    (8,768,000)        39,000      5,403,000
Issuance of 659,750 shares of
  common stock under stock
  purchase plan (Note 6)                                                        7,000      1,228,000                  $   (784,000)
Repurchase of 263,900 shares
  under stock purchase plan                                                    (3,000)      (525,000)                      340,000
Net income for the year                                                                                     538,000
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1994                                                   60,000     17,202,000    (10,109,000)      (444,000)

Net income for the year                                                                                     602,000
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1995                                                   60,000     17,202,000     (9,507,00O)      (444,000)

Net income for the year                                                                                   1,203,000
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1996               $              $              $     60,000   $ 17,202,000   $ (8,304,000)  $   (444,000)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

          See accompanying notes to consolidated financial statements.

VESTRO NATURAL FOODS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                1996           1995           1994

Cash flows from operating activities:
  Net income                                               $ 1,203,000    $   602,000    $   538,000
                                                           -----------    -----------    -----------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation                                                90,000         76,000         71,000
    Amortization of intangibles                                213,000        213,000        213,000
    Compensation expense under stock
     purchase and stock option plans                            52,000         52,000        238,000
    Provision (reversal) for doubtful accounts
     and note                                                    3,000        (59,000)      (220,000)
    Provision for slow-moving inventory
     and discontinued products                                  60,000         77,000        237,000
    Changes in operating assets and liabilities,
     net of effect of business disposition:
       (Increase) decrease in accounts receivable              (24,000)      (333,000)       105,000
       Increase in inventories                                (929,000)      (440,000)      (664,000)
       Decrease (increase) in prepaid expenses                 341,000       (530,000)        80,000
       (Decrease) increase in accounts payable                (696,000)      (563,000)       813,000
       Increase (decrease) in accrued liabilities              227,000       (189,000)      (225,000)
                                                           -----------    -----------    -----------
       Total adjustments                                      (663,000)    (1,696,000)       648,000
                                                           -----------    -----------    -----------
       Net cash provided by (used in)
         operating activities                                  540,000     (1,094,000)     1,186,000
                                                           -----------    -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                        (103,000)       (66,000)       (65,000)
  Proceeds from note receivable                                               167,000        379,000
  Decrease (increase) in other assets                          150,000        107,000       (322,000)
                                                           -----------    -----------    -----------
       Net cash provided by (used in)
         investing activities                                   47,000        208,000         (8,000)
                                                           -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from borrowings on bank note payable                 36,000         38,000
   (Repayment of) proceeds from borrowings
   on revolving line of credit                                (100,000)       100,000
  Repayments under long-term debt                             (714,000)      (549,000)      (422,000)
  Payment in connection with
   recapitalization (Note 5)                                                                 (94,000)
  Proceeds from stock purchase plan                                                           66,000
                                                           -----------    -----------    -----------
       Net cash used in financing activities                  (778,000)      (411,000)      (450,000)
                                                           -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents              (191,000)    (1,297,000)       728,000
Cash and cash equivalents, beginning of year                   192,000      1,489,000        761,000
                                                           -----------    -----------    -----------
Cash and cash equivalents, end of year                     $     1,000    $   192,000    $ 1,489,000
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

          See accompanying notes to consolidated financial statements.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS
     Vestro Natural Foods Inc., a Delaware corporation, is engaged in the ownership and operation of specialty food businesses. Its products are sold under the tradenames Westbrae, Westsoy, Little Bear and Bearitos.

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

     INVENTORIES
     Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. At December 31, 1996 and 1995, inventories consist of:

                                                     1996           1995

     Finished goods                             $  2,598,000   $  2,541,000
     Raw materials and supplies                    1,181,000        369,000
                                                ------------   ------------
                                                $  3,779,000   $  2,910,000
                                                ------------   ------------
                                                ------------   ------------

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

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

     INCOME TAXES
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
     109). Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes.

     STOCK OPTIONS
     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996. As permitted by SFAS 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) but provides pro forma disclosures of net income and earnings per common share as if the fair value method (as defined in SFAS 123) had been applied beginning in 1995.

     EARNINGS PER SHARE
     Earnings per share are based upon the weighted average number of common shares and common stock equivalents outstanding. Assumed exercise of contingent shares, convertible preferred stock, outstanding warrants and options have been considered in the computation of per share data to the extent they are dilutive.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

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

3.   DEBT OBLIGATIONS

     REVOLVING LINE OF CREDIT
     In April 1994, the Company executed a revolving credit agreement with a financial institution. The original agreement established an expiration date of April 30, 1996. In 1996, the Company executed an amendment which extended the expiration to April 30, 1997 and revised certain other terms of the credit agreement. The terms of the credit agreement, as amended, provide: (1) borrowings up to 80% of eligible accounts receivable plus 30% of eligible inventory (up to $1,000,000) less all outstanding commercial and standby letters of credit; (2) a maximum outstanding credit balance of $4,000,000; (3) interest rate at the bank's prime rate plus 0.5% with a Company option to have all or portion of the principal balance bear interest at LIBOR plus 2.5%; (4) a requirement to maintain a non-interest bearing deposit of $200,000 or pay a fee calculated at the prime rate plus 3% on the difference between the average daily deposit and the $200,000 requirement.

     Upon execution of the agreement, the Company paid a loan fee of $40,000. Upon execution of the 1996 amendment, the Company paid an additional fee of $10,500. In addition, the Company was required to reimburse such expenses as filing, recording and search fees, appraisal fees, title report fees, legal and audit fees. These expenses were not significant for the years ended December 1996, 1995 and 1994. Outstanding borrowings under the revolving credit agreement were $-0- and $100,000 at December 31, 1996 and 1995, respectively.

     In addition to revising terms of the existing revolving line of credit, the 1996 amendment provided an additional credit facility to the Company. The Company was permitted to borrow up to $150,000 through December 31, 1996 for capital expenditures. The outstanding borrowing under this additional credit facility was $36,000 at December 31, 1996 which is included in long-term debt in the financial statements. This balance bears interest at the bank's prime rate plus 0.75% and is due in equal monthly installments through December 31, 1998.

     The revolving line of credit is secured by substantially all of the Company's assets. The agreement contains various covenants which restrict the Company from incurring additional indebtedness and require the Company to maintain certain financial ratios.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

     NOTES PAYABLE
     In connection with the exchange agreement (see Note 5) with the holders of the Company's 10% convertible exchangeable preferred stock, the Company issued $4,372,000 in notes payable bearing interest at 8% per annum. The Senior Subordinated Notes A (Notes A) were issued in consideration of the dividends in arrears at the time of the agreement, which amounted to approximately $2,872,000. Principal and interest on Notes A are due monthly through May 15, 1998. The Senior Subordinated Notes B (Notes B) total $1,500,000. Interest on Notes B is payable monthly through May 15, 1998, subject to the limitation that the total principal and interest paid under both Notes A and B does not exceed 30% of net income. Any interest payments that are deferred due to this provision are payable in the next quarter that such provision will permit. Principal payments on Notes B are due quarterly beginning August 15, 1998 through 1999. The aggregate principal maturities of Notes A and B are payable as follows:

          YEAR ENDED
         DECEMBER 31,
             1997                                 $  831,000
             1998                                    908,000
             1999                                    987,000

     The agreement also contains various covenants which restrict the Company from incurring additional indebtedness and property liens without the consent of the holders of a majority of the notes payable.


4.   INCOME TAXES

     The income tax provision for the years ended December 31, 1996 and 1995 consists of:

                                                       1996           1995
          Current income taxes:
             Federal                               $  81,000      $   7,000
             State                                    77,000          7,000
                                                   ---------      ---------
                                                     158,000         14,000
                                                   ---------      ---------

          Deferred income taxes:
             Federal
             State
                                                   ---------      ---------

                                                   ---------      ---------
                                                   $ 158,000      $  14,000
                                                   ---------      ---------
                                                   ---------      ---------

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

     The differences between the tax provision calculated based on the statutory and effective tax rates for the year ended December 31, 1996 and 1995 are as follows:

                                                       1996           1995

          Computed income taxes, at 34%            $ 463,000      $ 209,000
          State income tax, net of federal
             income tax benefit                       51,000          5,000
          Goodwill and other nondeductible
             expenses                                 76,000         77,000
          Utilization of NOL carryforwards          (516,000)      (231,000)
          Other                                       84,000        (46,000)
                                                   ---------      ---------
                                                   $ 158,000      $  14,000
                                                   ---------      ---------
                                                   ---------      ---------

        Deferred tax assets (liabilities) comprise the following:

                                                          DECEMBER 31,
                                                      1996           1995
          Deferred tax assets:
             Net operating loss carryforwards    $ 1,190,000    $ 1,716,000
             Asset reserves                          114,000         89,000
             Accrued expenses                        276,000        219,000
             Deferred tax asset valuation
               allowance                          (1,546,000)    (1,995,000)
                                                 -----------    -----------
                                                      34,000         29,000
                                                 -----------    -----------
                                                 -----------    -----------
          Deferred tax liabilities:
             Properties                              (34,000)       (29,000)
                                                 -----------    -----------
             Net deferred tax asset
               (liability)                       $         -    $         -
                                                 -----------    -----------
                                                 -----------    -----------

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $3,457,000 which expire in varying amounts through 2009. The amount of net operating loss deductions available to the Company to offset future taxable income may be limited due to certain income tax regulations related to a change in ownership of the Company.

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

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

     On January 10, 1994, the Company consummated an exchange agreement with the holders of the Series A convertible preferred stock whereby all shares were retired and dividends in arrears eliminated in exchange for $21,000 in cash and 534,800 shares of the Company's common stock. At the time of the exchange, dividends in arrears amounted to $297,000.

     On January 10, 1994, the Company consummated an exchange agreement with the holders of the 10% convertible exchangeable preferred stock whereby all shares were retired and dividends in arrears eliminated in exchange for $73,000 in cash, 3,364,770 shares of the Company's common stock, and notes payable in the amount of $4,372,000 see Note 3). At the time of the exchange, dividends in arrears amounted to $2,872,000.


6.   INCENTIVE COMPENSATION AND STOCK PURCHASE AND OPTION PLANS

     The Company adopted a stock option plan in 1996 under which employees may be granted options to purchase up to 150,000 shares of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. Stock options may be granted under the plan through 2006. As of December 31, 1996, 74,500 options are outstanding under this plan, none of which are currently exercisable.


     In 1996, the Company granted nonqualified stock options to purchase 120,000 shares of the Company's common stock to an officer of the Company. Of the options, 60,000 were granted at an exercise price of $1.50 per share and the remaining 60,000 were granted at $2.25 per share. The options were granted at market value of the Company's common stock and as such no compensation expense was recorded. These options were 100% exercisable upon issuance.

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

     In 1995, the Company granted nonqualified stock options to purchase 160,000 shares of the Company's common stock at an exercise price of $1.88 per share to the Directors of the Company. The options were granted at market value of the Company's common stock and as such no compensation expense was recorded. The options vest over a three-year period with up to two years credit given to individual Directors for prior service. As of December 31, 1996, 133,333 of these options are exercisable.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

     Effective January 1, 1994, the Company adopted a 401(k) Savings Plan covering substantially all employees. Monthly contributions to the Savings Plan are made by the Company based upon the employee's contributions to the plan. The Company contributed $32,000, $26,000 and $26,000 to the Savings Plan during the years ended December 31, 1996, 1995 and 1994, respectively.

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

     In 1993, the Company granted nonqualified stock options to purchase 329,875 shares of the Company's common stock at an exercise price of $1.29 per share to an officer of the Company's subsidiary. In connection with the nonqualified stock options granted below the fair market value of the Company's common stock at the date of grant, the Company will amortize $194,000 to compensation expense over a five-year vesting period. Amortization recorded to compensation expense was $52,000 for each the years ended December 31, 1996 and 1995.

     The Company adopted a stock option plan in 1988 under which employees may be granted options to purchase up to 150,000 shares of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. Stock options may be granted under the plan through 1998. As of December 31, 1996, 149,500 options are outstanding under this plan, 58,375 of which are currently exercisable.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

     The Company adopted a nonqualified stock option plan in 1987 under which certain employees and directors may be granted options to purchase up to 270,000 shares of the Company's common stock at prices not less than the fair market value of common stock on the date of grant. Stock options may be granted under the plan through 1997. As of December 31, 1996, there are no options outstanding under this plan.

     The following table sets forth the options granted, forfeited and exercised during the three years ended December 31, 1996 and their respective exercise price ranges:

                                                                SHARES           PRICES
Shares under option, December 31, 1993                         925,687       $ 1.29 - 6.00
   Granted                                                      56,500         2.75
   Forfeited and expired                                      (520,812)        2.58 - 6.00
                                                             ---------       -------------

Shares under option, December 31, 1994                         461,375         1.29 - 6.00
   Granted                                                     405,500         1.38 - 1.88
   Forfeited and expired                                      (107,500)        1.38 - 6.00
                                                             ---------       -------------

Shares under option, December 31, 1995                         759,375         1.29 - 1.88
   Granted                                                     194,500         1.50 - 3.00
   Forfeited and expired                                             -
                                                             ---------       -------------

Shares under option, December 31, 1996                         953,875       $ 1.29 - 3.00
                                                             ---------       -------------
                                                             ---------       -------------

     The options issued during 1996 in accordance with the 1996 stock option plan were granted for 10 year periods. All other options were granted for 5 year periods. Except as noted above, options granted to officers and employees are not generally exercisable for a period of one year after date of grant and thereafter become exercisable at 25% annually. The following table summarizes information about stock options outstanding at December 31, 1996:


                                            WEIGHTED-AVERAGE
                           SHARES               REMAINING          SHARES
     EXERCISE PRICE      OUTSTANDING        CONTRACTUAL LIFE     EXERCISABLE

          $1.29             329,875                 1.0             263,900
          $1.38             149,500                 3.2              58,375
          $1.50              60,000                 4.1              60,000
          $1.63              60,000                 3.1              60,000
          $1.88             220,000                 3.6             193,333
          $2.25              60,000                 4.5              60,000
          $3.00              74,500                 9.8                 -0-
                         -----------        ----------------     -----------
       $1.29-$3.00          953,875                 3.2             695,608
                         -----------        ----------------     -----------
                         -----------        ----------------     -----------

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

     Had compensation cost been determined on the basis of fair value pursuant to SFAS 123 net income and earnings per common share would have been as follows:

                                                           DECEMBER 31,
                                                       1996           1995
          Net income:
             As reported                         $ 1,203,000    $   602,000
                                                 -----------    -----------
                                                 -----------    -----------

             Pro forma                           $ 1,030,000    $   371,000
                                                 -----------    -----------
                                                 -----------    -----------
          Earnings per common share:
             As reported                         $       .19    $       .10
                                                 -----------    -----------
                                                 -----------    -----------
             Pro forma                           $       .16    $       .07
                                                 -----------    -----------
                                                 -----------    -----------


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during both periods: no dividend yield; expected volatility of 39%; risk free interest rates of 6.5% in 1996 and 7.1% in 1995; and expected option lives of 3-7 years.

     At December 31, 1996 the Company has reserved 953,875 shares of common stock for the exercise of outstanding stock options.


7.   RELATED PARTY TRANSACTIONS

     The Company leases certain office and warehouse space in Carson, California from a partnership which includes a Director of the Company. Total rent expense paid to the partnership was $196,000, $196,000 and $161,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.   SALES TO MAJOR CUSTOMERS

     In 1996 sales to three customers accounted for $9,126,000, $6,275,000 and $4,728,000 or approximately 27%, 18% and 14% of total revenue, respectively. In 1995 sales to four customers accounted for $4,860,000, $3,674,000, $3,170,000 and $3,016,000 or approximately 17%, 13%, 11% and
     11% of total revenue, respectively. In 1994 sales to three customers accounted for $3,650,000, $3,625,000 and $2,592,000 or approximately 15%,
     15% and 10% of total revenue, respectively.

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES

     LEASES
     As of December 31, 1996, the Company and its subsidiaries are obligated under various agreements to lease facilities and equipment. Future minimum rentals under noncancellable operating leases are as follows:

                                                   OPERATING
        YEAR ENDING DECEMBER 31,                     LEASES

                  1997                            $  152,000
                  1998                                 3,000
                                                  ----------

                  Total                           $  155,000
                                                  ----------
                                                  ----------


     Rental expense related to operating leases amounted to $201,000, $207,000 and $228,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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


10.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                      1996           1995

     Compensation expense and related benefits    $  455,000     $  288,000
     Income Taxes Payable                            147,000
     Other                                           184,000        219,000
                                                  ----------     ----------

                                                  $  786,000     $  507,000
                                                  ----------     ----------
                                                  ----------     ----------

VESTRO NATURAL FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

11.  CONSOLIDATED STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Interest paid during 1996, 1995 and 1994 amounted to $268,000, $268,000 and $257,000, respectively.

          Cash paid for income taxes during 1996, 1995 and 1994 amounted to $4,000, $8,000 and $8,000, respectively.

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

          YEAR ENDED DECEMBER 31, 1994

          Notes payable exchanged in retirement of
          preferred stock and dividends in arrears          $  4,372,000
                                                            ------------
                                                            ------------

          Note receivable recorded in connection
          with stock purchase plan, net of reduction
          for shares repurchased                            $    444,000
                                                            ------------
                                                            ------------

          3.   EXHIBITS

               (b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

               (c)  (3.1)     CERTIFICATE OF DESIGNATION, VOTING POWERS,
                              PREFERENCES AND RIGHT OF THE SERIES OF THE
                              PREFERRED STOCK OF VESTRO NATURAL FOODS INC. TO BE
                              DESIGNATED SERIES A CONVERTIBLE PREFERRED STOCK
                              EFFECTIVE JANUARY 28, 1988. Incorporated by reference to the Company's Form 8-K filed on February 19, 1988.

                    (3.2) CERTIFICATE OF INCORPORATION, DATED APRIL 1, 1987. Incorporated by reference to the Company's Information Statement filed on May 26, 1987.

                    (3.3) BY-LAWS. Incorporated by reference to the Company's Form 8-B Report filed on July 16, 1987.

                    (4.1) STOCK PURCHASE AGREEMENT BY AND AMONG EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, STATE EMPLOYEE'S RETIREMENT FUND OF THE STATE OF DELAWARE, ICI AMERICAN HOLDINGS INC., THRESHOLD FUND II, L.P., SCOTTISH INVESTMENT TRUST REVERE FUND, AMONG OTHERS AND VESTRO NATURAL FOODS, INC. Incorporated by reference to the Company's Form 8-K dated December 27, 1989.

                    (4.2) CERTIFICATE OF DESIGNATION OF 10% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK OF VESTRO NATURAL FOODS, INC. Incorporated by reference to the Company's Form 8-K dated December 27, 1989.

                    (4.3) REGISTRATION RIGHTS AGREEMENT BY AND AMONG EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, STATE EMPLOYEES' RETIREMENT FUND OF THE STATE OF DELAWARE, ICI AMERICAN HOLDINGS INC., THRESHOLD FUND II, L.P., SCOTTISH INVESTMENT TRUST, REVERE FUND, AMONG OTHERS AND VESTRO NATURAL FOODS INC. Incorporated by reference to the Company's Form 8-K dated December 27, 1989.

                    (4.4)     EXCHANGE AGREEMENT; dated as of
                              October 28, 1993, among the holders of the Company's Preferred Stock and Vestro Natural Foods Inc. Incorporated by reference to the Company's Form 8-K dated January 10, 1994.

                    (4.5)     FORM OF SENIOR SUBORDINATED NOTE A
                              Incorporated by reference to the Company's Form 8-K dated January 10, 1994.

                    (4.6)     FORM OF SENIOR SUBORDINATED NOTE B
                              Incorporated by reference to the Company's Form 8-K dated January 10, 1994.

                    (10.1) 1988 STOCK OPTION PLAN OF VESTRO NATURAL FOODS INC. DATED MAY 23, 1988. Incorporated by reference to the Company's Form 10-Q for the quarter ending June 30, 1988, Item 6.

                    (10.2) MANAGEMENT AGREEMENT BETWEEN VESTRO NATURAL FOODS INC., AND ALANE CORPORATION DATED DECEMBER 15, 1989. Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1989.

                    (10.3) AGREEMENT AND PLAN OF MERGER EFFECTIVE MAY 1, 1990, BY AND BETWEEN JAN HOLZMEISTER CHEESECAKE, LTD., VESTRO NATURAL FOODS INC. AND JHC ACQUISITION CORPORATION. Incorporated by reference to the Company's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                    (10.4) AGREEMENT RESPECTING MERGER EFFECTIVE MAY 1, 1990 BY AND BETWEEN JAN HOLZMEISTER CHEESECAKE, LTD., VESTRO NATURAL FOODS INC. AND JHC ACQUISITION CORPORATION. Incorporated by reference to the Company's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                    (10.5) EMPLOYMENT AGREEMENT DATED MAY 15, 1990, BETWEEN JHC ACQUISITION CORPORATION AND ROBERT KLEIN. Incorporated by reference to the Company's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                    (10.6) CONSULTING AGREEMENT DATED MAY 15, 1990 BY AND AMONG ROBERT KLEIN, JAN HOLZMEISTER CHEESECAKE, LTD. AND JHC ACQUISITION CORPORATION.
                              Incorporated by reference to the Company's Form 10-Q for the quarter ending June 30, 1990, Item 6.

                    (10.7) WARRANTS TO PURCHASE 400,000 SHARES OF COMMON STOCK DATED MAY 23, 1990, ISSUED TO THE STOCKHOLDERS OF JAN HOLZMEISTER CHEESECAKE, LTD. Incorporated by reference to the Company's Form 10-Q for the quarter ending June 30, 1990, Item 6.

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

                    (10.14) SEVERANCE AND SETTLEMENT AGREEMENT DATED AS OF FEBRUARY 28, 1995 BETWEEN VESTRO NATURAL FOODS INC. AND ALLAN DALFEN. Incorporated by reference to the company's Form 10-K dated December 31, 1995.


                    (10.15)   1996 INCENTIVE STOCK PLAN OF VESTRO NATURAL

                              FOODS INC. DATED JUNE 20, 1996.
                              Incorporated by reference to the Company's
                              Information Statement dated May 15, 1996.

                    (11)      Computation of Earnings per Share.

                    (22)      Subsidiaries of the Company.

                    (28.1) PROMISSORY NOTE DATED DECEMBER 18, 1992, OF HK ACQUISITION CORPORATION Incorporated by reference to the Company's Form 8-K dated December 18, 1992.

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VESTRO NATURAL FOODS INC.
                                 -------------------------


Dated:March 28, 1997          By:/s/   B. Allen Lay
      --------------             ---------------------------
                                 B. Allen Lay
                                 Principal Executive Officer
                                 and Director


Dated:March 28, 1997          By:/s/  Stephen Schorr
      --------------             ---------------------------
                                 Stephen Schorr
                                 Vice President Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  March 28, 1997             By:/s/ Stephen Monticelli
                                      ---------------------------
                                          Stephen Monticelli

Dated:  March 28, 1997             By:/s/ Jay J. Miller
                                      ---------------------------
                                          Jay J. Miller


Dated:  March 28, 1997             By:/s/ Henry W. Poett III
                                      ---------------------------
                                          Henry W. Poett III


Dated:  March 28, 1997             By:/s/ Donald R. Stroben
                                      ---------------------------
                                          Donald R. Stroben

                                  EXHIBIT INDEX


Exhibit                  Description                    Page No.
-------   ----------------------------------------- ---------------


11        Computation of Earnings per Share               37


22        Subsidiaries of the Registrant                  38