Form 10-Q
period 1997-03-31
VESTRO NATURAL FOODS INC /DE/
filed 1997-05-15
CIK 80418

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934



For the Quarter ended      MARCH 31, 1997
                     -------------------------
Commission file number          0-2246
                      ------------------------

                           VESTRO NATURAL FOODS INC.
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                         11-1676942
-------------------------------                 -------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                       Identification Number)

           1065 EAST WALNUT STREET, CARSON, CALIFORNIA      90746
-------------------------------------------------------------------------------
            (Address of principal executive offices)      (Zip code)

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

As of April 30, 1997, 5,950,588 shares of the Registrant's Common Stock, par value $.01 were issued and outstanding.

                  VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET

                                    ASSETS
                                                        March 31,  December 31,
                                                          1997         1996
                                                      -----------  ------------
                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                         $   604,000   $     1,000
    Accounts receivable trade - net                     2,110,000     2,105,000
    Inventories                                         4,235,000     3,779,000
    Prepaid expenses and other                            665,000       632,000
                                                      -----------   -----------
       Total current assets                             7,614,000     6,517,000
                                                      -----------   -----------
Properties, at cost:
    Machinery and equipment                               690,000       667,000
    Leasehold improvements                                 16,000        16,000
                                                      -----------   -----------
                                                          706,000       683,000
    Less accumulated depreciation                         539,000       514,000
                                                      -----------   -----------
                                                          167,000       169,000
Excess of cost over net assets of
 businesses acquired - net                              6,641,000     6,694,000

Other assets                                              329,000       395,000
                                                      -----------   -----------
       Total assets                                   $14,751,000   $13,775,000
                                                      -----------   -----------

See accompanying notes to consolidated financial statements.

                  VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        March 31,  December 31,
                                                          1997         1996
                                                      -----------  ------------
                                                      (Unaudited)
Current liabilities:

    Accounts payable                                  $ 2,798,000   $ 1,713,000
    Notes Payable-current portion                         861,000       849,000
    Accrued liabilities                                   608,000       786,000
                                                      -----------   -----------
    Total current liabilities                           4,267,000     3,348,000
Notes Payable                                           1,687,000     1,913,000
                                                      -----------   -----------
    Total liabilities                                   5,954,000     5,261,000

Commitments and contingencies (Note 3)

    Common stock, $.01 par value, 30,000,000
    shares authorized: 5,950,588
    shares issued and outstanding                         60,000         60,000
    Additional paid-in capital                        16,758,000     16,758,000
    Accumulated deficit                               (8,021,000)    (8,304,000)
                                                      -----------   -----------
                                                       8,797,000      8,514,000
                                                      -----------   -----------
Total liabilities and shareholders' equity           $14,751,000    $13,775,000
                                                      -----------   -----------

See accompanying notes to consolidated financial statements.

                  VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENT
                                 (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                           1997         1996
                                                       -----------  -----------
Net sales                                              $ 8,098,000  $ 8,100,000
Cost of sales                                            4,935,000    5,062,000
                                                       -----------  -----------
Gross profit                                             3,163,000    3,038,000
Selling, general and
      administrative expense                             2,792,000    2,704,000
                                                       -----------  -----------
Operating income                                           371,000      334,000
Interest & other income (expense)                          (47,000)     (68,000)
                                                       -----------  -----------
Net Income before income taxes                             324,000      266,000
Income tax provision                                        41,000        8,000
                                                       -----------  -----------
Net Income                                             $   283,000  $   258,000

Earnings per common share                              $       .04  $       .04
                                                       -----------  -----------

See accompanying notes to consolidated financial statements.

                  VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                           1997         1996
                                                       -----------  -----------
Cash flows from operating activities:

  Net income                                           $  283,000   $ 258,000
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                          78,000      72,000
   Provision for doubtful accounts                          9,000       9,000
  Change in assets and liabilities,
    net of effect of business acquisitions:
    (Increase) decrease in accounts receivable            (14,000)   (429,000)
    (Increase) decrease in inventories                   (456,000)     37,000
    (Increase) decrease in prepaid
     expenses and other                                   (33,000)     38,000
    Increase (decrease) in accounts payable             1,085,000    (178,000)
    Increase (decrease) in other accrued
     liabilities                                         (178,000)    178,000
                                                       ----------   ---------
  Total adjustments
                                                          491,000    (273,000)
                                                       ----------   ---------
  Net cash provided (used) by
    operating activities                                  774,000     (15,000)
                                                       ----------   ---------
Cash flows from investing activities:
    Expenditures for equipment                            (23,000)    (38,000)
    (Increase) decrease in other assets                    66,000      46,000
                                                       ----------   ---------

  Net cash provided (used) by investing
    activities                                             43,000       8,000
                                                       ----------   ---------
Cash flows from financing activities:
  Net borrowings (payments) of
    long-term obligations                                (214,000)   (169,000)
                                                       ----------   ---------
  Net cash provided (used) by
    financing activities                                 (214,000)   (169,000)
                                                       ----------   ---------
Increase (decrease) in cash                               603,000    (176,000)
Cash and cash equivalents, beginning
 of period                                                  1,000     192,000
                                                       ----------   ---------
Cash and cash equivalents, end of period               $  604,000   $  16,000
                                                       ----------   ---------

See accompanying notes to consolidated financial statements.

                  VESTRO NATURAL FOODS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1997, and the consolidated statements of operations and cash flows for the three months ended March 31, 1997 and March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1997 and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the periods ended March 31, 1997 and March 31, 1996 are not necessarily indicative of the operating results for the full years.

NOTE 1.  PROVISION FOR INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109 for accounting for income taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's net income for the first quarter of 1997.

For Federal tax purposes, the Company has a tax basis net operating loss carryforward of $2,700,000 expiring through 2009. During the first quarter of 1997, the income tax provision reflects the utilization of available Federal operating loss carryforwards in lieu of income taxes that would have been incurred. Utilization of the remaining carryforwards is dependent on future taxable income.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are based on the weighted average number of shares outstanding - 6,436,231 in 1997 and 6,223,100 in 1996. Assumed exercise of outstanding warrants and options have been considered in the computation of per share data to the extent they would cause dilution.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1997 of $8,098,000 were even with the prior year's level of $8,100,000. Sales of the Company's non dairy beverage and canned product categories continued their growth compared to the prior year, but the snack foods category was below the first quarter of 1996. In the prior year, there were significant product introduction of snack foods which enhanced the sales of that period.

Gross profit of the Company was $3,163,000 or 39.1% of sales for the quarter ended March 31, 1997 compared to $3,038,000 or 37.5% of sales in 1996. The gross margin increase of 1.6% was caused by the Company's policy of pricing and formulating new products to meet higher margin standards than many of the older items. As these new products attain a higher percentage of the Company's sales volume, the mix has produced an overall increase in margins.

Selling, general and administrative expenses were $2,792,000 or 34.5% of sales for the quarter ended March 31, 1997 compared to $2,704,000 or 33.4% of sales in 1996. The increase was due largely to programs with distributors and retailers to promote the Company's products at attractive retail prices.

The Company had net interest and other expense of $47,000 in the current quarter compared to net interest and other expense of $68,000 in the prior year. The Company recorded $41,000 of income tax expense, representing state taxes and the federal alternative minimum tax, in the quarter ended March 31, 1997, compared to $8,000 in the first quarter of 1996.

As a result of the above, the Company recorded net income of $283,000 or $.04 per share for the first quarter ended March 31, 1997, while in the quarter ended March 31, 1996, the Company recorded net income of $258,000, or $.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $604,000 of cash. The Company has a line of credit with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. At March 31, 1997, the Company had no borrowing and $2,600,000 of borrowing capacity on this line of credit.

The Company has outstanding $2,518,000 of Subordinated Notes. The Subordinated Notes call for monthly principal and interest payments. During the 12 months ending December 31, 1997, the Company is obligated to pay $831,000 of principal and $187,000 of interest on these notes.

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

                                    VESTRO NATURAL FOODS INC.

Date:   May 12, 1997                By:  /s/  B. Allen Lay
     ------------------                ------------------------------------
                                        B. Allen Lay
                                        Chairman of the Board and Chief
                                        Executive Officer

Date:   May 12, 1997                By:  /s/  Stephen Schorr
     ------------------                ------------------------------------
                                       Stephen I. Schorr
                                       Vice President, Finance