Form 10-Q
period 1997-06-30
VESTRO NATURAL FOODS INC /DE/
filed 1997-08-14
CIK 80418

                                    FORM 10Q
                                    --------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter ended      June 30, 1997
                     ----------------------------

Commission file number          0-2246
                     ----------------------------


                              WESTBRAE NATURAL,INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                   11-1676942
---------------------------------         -----------------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)               Identification Number)


     1065 East Walnut Street, Carson, California         90746
     --------------------------------------------     ----------
        (Address of principal executive offices)      (Zip code)


                                 (310) 886-8200
                          -----------------------------
                         (Registrant's telephone number)

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

As of August 1, 1997, 5,950,588 shares of the Registrant's Common Stock, par value $.01 were issued and outstanding.

The Exhibit Index is located on Page Number 12.

                     WESTBRAE NATURAL,INC. AND SUBSIDIARIES
                     --------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      ------------------------------------

                                     ASSETS
                                     ------

                                                June 30,  December 31,
                                                  1997         1996
                                              ----------- ------------
                                              (Unaudited)

Current assets:
    Cash and cash equivalents                 $   507,000  $     1,000
    Accounts receivable trade - net             2,127,000    2,105,000
    Inventories                                 4,092,000    3,779,000
    Prepaid expenses and other                    594,000      632,000
                                              ----------- ------------
       Total current assets                     7,320,000    6,517,000
                                              ----------- ------------

Properties, at cost:
    Machinery and equipment                       678,000      667,000
    Leasehold improvements                         16,000       16,000
                                              ----------- ------------
                                                  694,000      683,000
    Less accumulated depreciation                 538,000      514,000
                                              ----------- ------------
                                                  156,000      169,000

Excess of cost over net assets of
 businesses acquired - net                      6,588,000    6,694,000

Other assets                                      289,000      395,000
                                              ----------- ------------
        Total assets                          $14,353,000  $13,775,000
                                              ----------- ------------
                                              ----------- ------------


See accompanying notes to consolidated financial statements.

                     WESTBRAE NATURAL,INC. AND SUBSIDIARIES
                     --------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      ------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                               June 30,   December 31,
                                                 1997         1996
                                              ----------- ------------
                                              (Unaudited)

Current liabilities:

    Accounts payable                          $ 2,090,000  $ 1,713,000
    Notes Payable-current portion                 811,000      849,000
    Accrued liabilities                           706,000      786,000
                                              ----------- ------------

    Total current liabilities                   3,607,000    3,348,000
Notes Payable                                   1,524,000    1,913,000
                                              ----------- ------------
    Total liabilities                           5,131,000    5,261,000

Commitments and contingencies (Note 3)

    Common stock, $.01 par value, 30,000,000
     shares authorized: 5,950,588
     shares issued and outstanding                 60,000       60,000
    Additional paid-in capital                 16,758,000   16,758,000
    Accumulated deficit                       ( 7,596,000) ( 8,304,000)
                                              ----------- ------------
                                                9,222,000    8,514,000
                                              ----------- ------------
Total liabilities and shareholders' equity    $14,353,000  $13,775,000
                                              ----------- ------------
                                              ----------- ------------


See accompanying notes to consolidated financial statements.

                     WESTBRAE NATURAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
                                   (Unaudited)


                                                  Three Months Ended
                                                      June,30
                                             -------------------------
                                                  1997          1996
                                             ------------  -----------

Net sales                                     $ 9,404,000  $ 9,091,000
Cost of sales                                   5,634,000    5,631,000
                                             ------------  -----------

Gross profit                                    3,770,000    3,460,000
Selling, general and
      administrative expense                    3,249,000    3,043,000
                                             ------------  -----------
Operating income                                  521,000      417,000
Interest & other income (expense)                 (42,000)    ( 65,000)
                                             ------------  -----------
Net Income before income taxes                    479,000      352,000
Income tax provision                               55,000       39,000
                                             ------------  -----------
Net Income                                    $   424,000  $   313,000


Earnings per common share                     $       .07  $       .05



See accompanying notes to consolidated financial statements.

                     WESTBRAE NATURAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
                                (Unaudited)


                                                  Six Months Ended
                                                       June 30,
                                             -------------------------
                                                  1997         1996
                                             ------------  -----------

Net sales                                     $17,502,000  $17,191,000
Cost of sales                                  10,569,000   10,693,000
                                             ------------  -----------

Gross profit                                    6,933,000    6,498,000
Selling, general and
      administrative expense                    6,041,000    5,747,000
                                             ------------  -----------
Operating income                                  892,000      751,000
Interest & other income (expense)                 (89,000)    (133,000)
                                             ------------  -----------
Net Income before income taxes                    803,000      618,000
Income tax provision                               95,000       47,000
                                             ------------  -----------
Net Income                                    $   708,000  $   571,000

Earnings per common share                     $       .11  $       .09

                   WESTBRAE NATURAL,INC. AND SUBSIDIARIES
                   --------------------------------------
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    ------------------------------------
                                (Unaudited)


                                                  Six Months Ended
                                                       June 30,
                                             -------------------------
                                                  1997         1996
                                             ------------  -----------
Cash flows from operating activities:

  Net income                                  $  708,000   $ 571,000
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                156,000     149,000
   Provision for doubtful accounts                18,000      18,000
  Change in assets and liabilities,
   net of effect of business acquisitions:
    (Increase) decrease in accounts receivable  ( 40,000)   (448,000)
    (Increase) decrease in inventories          (313,000)   (879,000)
    (Increase) decrease in prepaid
     expenses and other                           38,000     100,000
    Increase (decrease) in accounts payable      375,000     476,000
    Increase (decrease) in other accrued
     liabilities                                ( 78,000)    223,000
                                             ------------  -----------
  Total adjustments                              156,000    (361,000)
                                             ------------  -----------

  Net cash provided (used) by
     operating activities                        864,000     210,000
                                             ------------  -----------
Cash flows from investing activities:
    Expenditures for equipment                  ( 37,000)   ( 61,000)
   (Increase) in other assets                     94,000     108,000
                                             ------------  -----------

  Net cash provided (used) by investing
     activities                                   57,000      47,000
                                             ------------  -----------

Cash flows from financing activities:
                                                                 -
                                                                 -
  Net borrowings (payments) of
   long-term obligations                        (415,000)   (449,000)
                                             ------------  -----------

  Net cash provided (used) by
     financing activities                       (415,000)   (449,000)
                                             ------------  -----------
Increase (decrease) in cash                      506,000    (192,000)
Cash and cash equivalents, beginning
 of period                                         1,000     192,000
                                             ------------  -----------
Cash and cash equivalents, end of period      $  507,000   $     -
                                             ------------  -----------
                                             ------------  -----------


See accompanying notes to consolidated financial statements.

                     WESTBRAE NATURAL,INC. AND SUBSIDIARIES
                     --------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ----------------------------------

The consolidated balance sheet as of June 30, 1997, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 1997 and June 30, 1996 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1997 and for all periods presented have been made. Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the periods ended June 30, 1997 and June 30, 1996 are not necessarily indicative of the operating results for the full years.

NOTE 1.  PROVISION FOR INCOME TAXES

Effective January 1, 1993, the Company adopted FAS No. 109 for accounting for income taxes. The adoption of FAS No. 109 did not have a material effect on the Company's net income for the three months and six months ended June 30, 1997.

For Federal tax purposes, the Company has a tax basis net operating loss carryforward of $2,200,000 expiring through 2009. During the three months and six months ended June 30, 1997, the income tax provision reflects the utilization of available Federal operating loss carryforwards in lieu of income taxes that would have been incurred. Utilization of the remaining carryforwards is dependent on future taxable income.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are based on the weighted average number of shares outstanding -

     For the three months ended June 30, 1997     6,339,581
     For the six months ended June 30, 1997       6,403,125
     For the three months ended June 30, 1996     6,242,631
     For the six months ended June 30, 1996       6,229,679

Assumed exercise of outstanding options have been considered in the computation of per share data to the extent they cause dilution.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the Income Statement with a dual presentation of Basic earnings per share ("Basic EPS") and Diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock which then shared in the earnings of the Company. FAS 128 does not permit early application; however,it requires, when implemented in the fourth quarter, the restatement of previously reported earnings per share for each income statement presented. Pro forma disclosure of earnings per share information as if the Company had implemented FAS 128 for the three and six month periods, ending June 30, 1997 and June 30, 1996 is as follows.


Pro Forma Earnings per Share:   Three Months Ended      Six Months Ended
         (Unaudited)           ---------------------   ---------------------
                                June 30,   June 30,    June 30,     June 30,
                                 1997       1996        1997         1996
                               ---------  ----------  ----------  ----------
Net Income                     $ 424,000   $ 313,000   $ 708,000   $ 571,000

Weighted average shares        5,950,588   5,950,588   5,950,588   5,950,588

Basic earnings per share       $     .07   $     .05   $     .12   $     .10
                               ---------  ----------  ----------  ----------

Weighted average-shares
 including   the dilutive
  effect of stock options      6,339,581   6,242,631   6,387,911   6,171,484

Diluted earnings per share     $     .07   $     .05   $     .11   $     .09
                               ---------  ----------  ----------  ----------


NOTE 3.  CONTINGENCIES

Management has considered information furnished by legal counsel as to the current status of all outstanding legal proceedings and the development of these matters to date. Based upon this review, it is the opinion of Management that adequate provision has been made for all reasonable estimable costs and that the ultimate aggregate liability, if any, should not materially affect the consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997

Net sales for the quarter ended June 30, 1997 were $9,404,000 compared to $9,091,000 in the prior year's period. This was the highest sales level for any quarter in the Company's history. Period to period comparison is strongly influenced by new product introductions in each period. In the second quarter of 1997, the Company introduced Cafe Westbrae, a coffee
beverage with a nondairy base.   The second quarter of 1996 benefitted from
the introduction of half gallon non dairy beverages, the largest introduction in the Company's history. However, the continuing growth of the Company's non dairy beverages and its canned products pushed the Company's revenues in the second quarter of 1997 to a 3% increase over the second quarter of 1996.

Gross profit of the Company was $3,770,000 or 40.1% of sales for the quarter ended June 30, 1997 compared to $3,460,000 or 38.1% of sales in 1996. The gross margin increase of 2.0% was caused by the Company's policy of pricing and formulating new products to meet higher margin standards than many of the older items. As these new products attain a higher percentage of the Company's sales volume, the mix has produced an overall increase in margin. In addition, the Company experienced a positive change in product mix towards its higher margin product lines. The second quarter of 1997 was the sixth consecutive quarter of higher gross margin percentages for the Company.

Selling, general and administrative expenses were $3,249,000 or 34.5% of sales for the quarter ended June 30, 1997 compared to $3,043,000 or 33.5% of sales in 1996. The increase was due largely to programs with distributors and retailers to promote the Company's products at attractive retail prices.

The Company had net interest and other expense of $42,000 in the current quarter compared to expense of $65,000 in the prior year. The Company recorded $55,000 of income tax expense, representing state taxes and the Federal alternative minimum tax, in the quarter ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997

Net sales for the six months ended June 30, 1997 were $17,502,000 compared to $17,191,000 in the prior year's period. New product introductions in 1997 did not reach the level of the first half of 1996, when the Company had its largest product introduction, non dairy half gallons. However, continued increases in the sales level of the Company's non dairy beverages and canned products, accounted for the increase over the prior year.

Gross profit of the Company was $6,933,000 or 39.6% of sales for the six months ended June 30, 1997 compared to $6,498,000 or 37.8% of sales in 1996. The gross margin increase of 1.8% was caused by a positive change in product mix during 1997 toward the Company's higher margin product categories. In addition, the Company's new product offerings provide better margins than previous products.

Selling, general and administrative expenses were $6,041,000 or 34.5% of sales for the six months ended June 30, 1997 compared to $5,747,000 or 33.4% of sales in the comparable period of 1996. The increase was due largely to programs with distributors and retailers to promote the

Company's products at attractive retail prices.

The Company had net interest and other expense of $89,000 in the six months ended June 30, 1997 compared to net interest and other expense of $133,000 in the prior years comparable period. The Company recorded $95,000 of income tax expense, representing state tax and the Federal alternative minimum tax, in the six months ended June 30, 1997.

As a result of the above, the Company recorded net income of $708,000 or $.11 per share for the six months ended June 30, 1997, an increase of 24% over the six months ended June 30, 1996 in which the Company recorded net income of $571,000 or $.09 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $507,000 of cash. The Company has a line of credit with a bank to provide up to $4,000,000 of financing based upon certain percentages of the Company's accounts receivable and inventory. At June 30, 1997, the Company had no borrowing and $2,600,000 of borrowing capacity on this line of credit.

The Company has outstanding $2,311,000 of Subordinated Notes. The Subordinated Notes provide for monthly principal and interest payments. During the 12 months ending December 31, 1997, the Company is obligated to pay $831,000 of principal and $187,000 of interest on these notes.

The Company projects that cash flow from operations, together with its current cash balance and the availability under its credit line, should be sufficient to support its operating needs for at least the next 12 months.

                           Part II - OTHER INFORMATION

Item 4.   Submission or Matters to a Vote of Security Holders

     a) At the Annual Meeting of Shareholders held June 17, 1997 the shareholders:

          1) Elected nine directors to serve until the next Annual Meeting - Robert J. Cresci, Allan Dalfen, Anthony Harnett, B. Allen Lay, Jay J. Miller, Stephen Monticelli, F. Noel Perry, Henry W. Poett III and Donald R Stroben.

          2) Voted to change the Company's name from Vestro Natural Foods Inc. to Westbrae Natural, Inc.

Item 6. Exhibits

(3.4) CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION changing the name of the Corporation to Westbrae Natural, Inc. effective June 17, 1997.

                     WESTBRAE NATURAL,INC. AND SUBSIDIARIES
                     --------------------------------------
                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    WESTBRAE NATURAL,INC.




Date:    August 12, 1997            By:/s/ B. Allen Lay
     ----------------------            -------------------------
                                       B. Allen Lay
                                       Chairman of the Board and Chief
                                       Executive Officer




Date:   August 12, 1997             By:/s/ Stephen Schorr
     ----------------------            -------------------------
                                       Stephen I. Schorr
                                       Vice President, Finance

                                  EXHIBIT INDEX

3.4  Certificate of Amendment of Certificate of Incorporation